Form 10-Q
period 2000-03-31
WORLD MONITOR TRUST II SERIES F
filed 2000-05-12
CIK 1090702

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 333-83017

                        WORLD MONITOR TRUST II--SERIES F
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-4058320
--------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

One New York Plaza, 13th Floor, New York, New York             10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                           2000            1999
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                    $5,551,471       $  1,000
Net unrealized gain on open futures contracts                               91,438         --
Accrued interest receivable                                                    850         --
                                                                        ----------     ------------
Total assets                                                            $5,643,759       $  1,000
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                     $   30,104       $     --
Management fees payable                                                      9,199             --
Accrued expenses                                                             8,555             --
Redemptions payable                                                          5,033             --
                                                                        ----------     ------------
Total liabilities                                                           52,891         --
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (55,623.449 and -0- interests outstanding)             5,516,485         --
General interests (750 and 10 interests outstanding)                        74,383          1,000
                                                                        ----------     ------------
Total trust capital                                                      5,590,868          1,000
                                                                        ----------     ------------
Total liabilities and trust capital                                     $5,643,759       $  1,000
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interests ('Interests')         $    99.18       $ 100.00
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                 For the period
                                                                                      from
                                                                                  March 1, 2000
                                                                                (commencement of
                                                                                 operations) to
                                                                                 March 31, 2000
-------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity transactions                                         $(115,498)
Net unrealized gain on open commodity positions                                        91,438
Interest income                                                                        27,019
                                                                                -----------------
                                                                                        2,959
                                                                                -----------------

EXPENSES
Commissions                                                                            27,613
Management fees                                                                         9,200
Other transaction fees                                                                  3,511
General and administrative expenses                                                     7,796
                                                                                -----------------
                                                                                       48,120
                                                                                -----------------
Net loss                                                                            $ (45,161)
                                                                                -----------------
                                                                                -----------------
ALLOCATION OF NET LOSS
Limited interests                                                                   $ (44,544)
                                                                                -----------------
                                                                                -----------------
General interests                                                                   $    (617)
                                                                                -----------------
                                                                                -----------------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net loss per weighted average limited and general interest                          $   (0.83)
                                                                                -----------------
                                                                                -----------------
Weighted average number of limited and general interests outstanding                   54,266
                                                                                -----------------
                                                                                -----------------
-------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999                   10.000     $   --          $ 1,000      $    1,000
Contributions                                  56,464.891      5,571,012       74,000       5,645,012
Net loss                                               --        (44,544)        (617)        (45,161)
Redemptions                                      (101.442)        (9,983)       --             (9,983)
                                              -----------     ----------     ---------     ----------
Trust capital--March 31, 2000                  56,373.449     $5,516,485      $74,383      $5,590,868
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust II--Series F ('Series F') as of March 31, 2000 and the results of its operations for the period from March 1, 2000 (commencement of operations) through March 31, 2000. However, the operating results for the interim period may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in World Monitor Trust II's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the 'Annual Report').

   On March 1, 2000, a sufficient number of subscriptions for Series F had been received and accepted by the Managing Owner to permit Series F to commence trading.

B. Related Parties

   The Managing Owner of Series F is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. Series F reimburses the Managing Owner or its affiliates for services it performs for Series F which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, the amount of general and administrative expenses incurred by Series F is limited to 1.5% of its net asset value during any year. As a result, a portion of the expenses for the period from March 1, 2000 (commencement of operations) through March 31, 2000 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates pay the costs of organizing Series F and offering its Interests.

   The costs incurred for services performed by the Managing Owner and its affiliates for Series F for the period from March 1, 2000 (commencement of operations) to March 31, 2000 were:

                            Commissions                     $27,613
                            General and administrative          829
                                                            --------
                                                            $28,442
                                                            --------
                                                            --------

   Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of March 31, 2000 were $829.

   All of the proceeds of the offering of Series F are received in the name of Series F and are deposited in trading or cash accounts at PSI, Series F's commodity broker. Series F's assets are maintained with PSI or, for margin purposes, with the various exchanges on which Series F is permitted to trade. Series F receives interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

   Series F, acting through its trading advisor, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and Series F pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of Series F.

   As of March 31, 2000, a non-U.S. affiliate of the Managing Owner owns 102.109 limited interests of Series F.

C. Derivative Instruments and Associated Risks

   Series F is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series F's investment activities (credit risk).

Market risk

   Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series F's net assets being traded, significantly exceeds Series F's future cash requirements since Series F intends to close out its open positions prior to settlement. As a result, Series F is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series F considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series F's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series F enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series F to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series F holds and the liquidity and inherent volatility of the markets in which Series F trades.

Credit risk

   When entering into futures contracts, Series F is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded in the United States and on most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of its members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. The amount at risk associated with counterparty non-performance of all of Series F's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series F.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series F and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties;
limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among Series F, the Managing Owner and the trading advisor, Series F shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the First Amended and Restated Declaration of Trust and Trust Agreement provides that Series F will liquidate its positions, and eventually dissolve, if Series F experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series F.

   PSI, when acting as Series F's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series F all assets of Series F relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At March 31, 2000, such segregated assets totalled $5,393,517. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series F related to foreign futures trading which totalled $249,392 at March 31, 2000.

   As of March 31, 2000, Series F's open futures contracts mature within one year.

   The following table presents the fair value of futures contracts at March 31, 2000:

                                                           Assets      Liabilities
                                                          --------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                                       $ 49,765       $    --
     Stock indices                                              --        18,725
     Currencies                                             48,305         6,132
     Commodities                                            14,723        10,500
  Foreign exchanges
     Interest rates                                         27,937         1,166
     Stock indices                                          14,359        29,317
     Commodities                                             4,977         2,788
                                                          --------     -----------
                                                          $160,066       $68,628
                                                          --------     -----------
                                                          --------     -----------

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series F commenced operations on March 1, 2000 with gross proceeds of $5,185,772 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from March 1, 2000 (commencement of operations) through March 31, 2000 resulted in additional gross proceeds to Series F of $460,240. Additional Interests of Series F will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum is sold.

   Interests in Series F may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests from March 1, 2000 (commencement of operations) to March 31, 2000 were $9,983. Additionally, Interests owned in one series may be exchanged, without any charge, for Interest of one or more other series on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 31, 2000, 100% of Series F's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series F's trading in commodities. Inasmuch as the sole business of Series F is to trade in commodities, Series F continues to own such liquid assets to be used as margin. PSI credits Series F with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as 'daily limits.' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Series F from promptly liquidating its commodity futures positions.

   Since Series F's business is to trade futures contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series F's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series F's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series F's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series F and its trading advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with Series F's futures contracts.

   Series F does not have, nor does it expect to have, any capital assets.

Results of Operations

   Series F commenced trading operations on March 1, 2000, and as such, no comparative information is available for 1999.

   The net asset value per Interest as of March 31, 2000 was $99.18, a decrease of 0.82% from the March 1, 2000 initial net asset value per Interest of $100.00.

   Series F's gross trading losses were $24,060 during the period from March 1, 2000 (commencement of operations) to March 31, 2000. A detailed discussion of Series F's current period trading results is presented below.

Quarterly Market Overview

   While the Y2K scare passed without incident, the new year brought renewed volatility to the world's financial markets. As stock indexes reached new highs, stock valuations appeared driven more by investor interest than each company's fundamental earnings. March marked a reversal of the differences between 'old' economy and 'new' economy stocks as the technology laden indexes slumped and many traditional indexes recovered lost ground.

   The U.S. Federal Reserve, European Central Bank, Bank of England, Reserve Bank of Australia, and Bank of Canada increased interest rates in early February. The rate increases shared motivation of strong economic growth and concerns about inflation. Despite rate hikes and news of robust worldwide economic growth, global bond markets continued to rally partially due to investors seeking refuge from volatile equity markets.

   In the currency markets, the U.S. dollar advanced sharply in early 2000. The dollar's advance had been driven by strong growth and soaring asset prices, resulting in record levels of foreign capital coming into the United States. Since its inception a year ago, the euro has declined more than 17% against the U.S. dollar, 21% against the Japanese yen and 11% against the British pound. The euro touched an all time low at .9500 against the U.S. dollar in March. The currency's weakness has raised political problems for the European Central Bank and contributed to the recent decision to hike interest rates without any clear inflation threat. The Swiss franc had spent most of the last few months drifting lower against the U.S. dollar, tracking the euro's trend. The Japanese yen rallied sharply, gaining on the U.S. dollar and most other currencies in the final months of Japan's fiscal year (which ended March 31st). This is attributed to positive sentiment regarding Japan's economic recovery. Additionally, uncertainty regarding the direction of U.S. equities prompted many market participants to convert assets into yen.

   Energy prices continued their climb throughout January and February and into the first week of March. Crude oil futures prices rose above $33 a barrel, the highest level for a front-month (the most liquid) contract since the Gulf War in 1991. The energy sector reached a high early in March just prior to OPEC's agreement to increase production sufficiently to stabilize prices. Political pressure by the United States, along with a desire among OPEC members to maintain a crude oil price in the range of $22-$28 per barrel, prompted the cartel to announce a production increase. The May contract closed below $27 a barrel at quarter end.

Performance of Series F

   The following is a summary of performance for the major sectors in which Series F traded:

   Interest Rates (+): Global bond yields generally declined as inflationary pressure continued to build and economies improved. Long 30-year U.S. Treasury bond positions resulted in gains.

   Energies (-): The energy markets significantly contributed to quarterly performance. Crude oil's steady price rise reversed in March after OPEC agreed to increase production. Long crude oil positions produced losses.

   Stock Indices (-): Extreme volatility in the world's financial markets led to a lack of trending opportunities resulting in losses in NASDAQ and Japanese Nikkei stock index positions.

   Currencies (+): Short euro positions and long positions in the Mexican Peso resulted in gains for Series F.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13-week Treasury bill discount rate and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was $27,000 for the period from March 1, 2000 (commencement of operations) to March 31, 2000.

   Commissions are calculated on Series F's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions were $28,000 for the period from March 1, 2000 (commencement of operations) to March 31, 2000.

   All trading decisions for Series F are made by Campbell & Company, Inc. (the 'Trading Advisor'). Management fees are calculated on Series F's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were $9,000 for the period from March 1, 2000 (commencement of operations) to March 31, 2000.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among Series F, the Managing Owner and the Trading Advisor. No incentive fee was generated for the period from March 1, 2000 (commencement of operations) to March 31, 2000.

   Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Other transaction fees were $4,000 for the period from March 1, 2000 (commencement of operations) to March 31, 2000.

   General and administrative expenses were $8,000 for the period from March 1, 2000 (commencement of operations) to March 31, 2000. These expenses include reimbursements of costs incurred by the Managing Owner on behalf of Series F, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners. The amount of expenses charged to Series F is limited to 1.5% of its net asset value during any year.

Year 2000 Risk

   The arrival of year 2000 was much anticipated and raised serious concerns about whether or not computer systems around the world would continue to function properly and the degree of 'Year 2000 Problems' that would have to be resolved.

   Series F engages third parties to perform primarily all of the services it needs and also relies on other third parties such as governments, exchanges, clearinghouses, vendors and banks. Series F has not experienced any material adverse impact on operations related to Year 2000 Problems. While Series F believes it has mitigated its Year 2000 risk, Series F cannot guarantee that an as yet unknown Year 2000 failure will not have a material adverse effect on Series F's operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None.

Item 6. (a) Exhibits--

 3.1
 and
 4.1-- First Amended and Restated Declaration of Trust and Trust Agreement of
      World Monitor Trust II dated as of May 15, 1999 (incorporated by reference to Exhibits 3.1 and 4.1 to Series F's Registration Statement on Form S-1, File No. 333-83017)

 4.2-- Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series F's Registration Statement on Form S-1, File No. 333-83017)

 4.3-- Form of Exchange Request (incorporated by reference to Exhibit 4.3 to
      Series F's Registration Statement on Form S-1, File No. 333-83017)

 4.4-- Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series F's Registration Statement on Form S-1, File No. 333-83017)

27.1--Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST II--SERIES F

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 12, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer