Form 10-Q
period 2000-09-30
WORLD MONITOR TRUST II SERIES F
filed 2000-11-13
CIK 1090702

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 29, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 29,     December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 7,357,943        $  1,000
Net unrealized loss on open futures contracts                             (280,804)             --
Accrued interest receivable                                                  1,161              --
                                                                      -------------     ------------
Total assets                                                           $ 7,078,300        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Accrued expenses                                                       $    48,662        $     --
Commissions payable                                                         42,093              --
Redemptions payable                                                         14,812              --
Management fees payable                                                     13,780              --
                                                                      -------------     ------------
Total liabilities                                                          119,347              --
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (71,657.504 and -0- interests outstanding)             6,886,874              --
General interests (750 and 10 interests outstanding)                        72,079           1,000
                                                                      -------------     ------------
Total trust capital                                                      6,958,953           1,000
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 7,078,300        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general interests ('Interests')        $     96.11        $ 100.00
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            For the period
                                                                 from
                                                             March 1, 2000         For the period
                                                           (commencement of             from
                                                            operations) to          July 1, 2000
                                                             September 29,               to
                                                                 2000            September 29, 2000
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                    $ 177,586             $  246,000
Change in net unrealized gain/loss on open commodity
  positions                                                     (280,804)              (435,377)
Interest income                                                  216,634                101,960
                                                           -----------------     ------------------
                                                                 113,416                (87,417)
                                                           -----------------     ------------------
EXPENSES
Commissions and other transaction fees                           228,981                 96,986
Management fees                                                   72,627                 33,416
General and administrative                                        55,440                 25,096
                                                           -----------------     ------------------
                                                                 357,048                155,498
                                                           -----------------     ------------------
Net loss                                                       $(243,632)            $ (242,915)
                                                           -----------------     ------------------
                                                           -----------------     ------------------
ALLOCATION OF NET LOSS
Limited interests                                              $(240,711)            $ (240,167)
                                                           -----------------     ------------------
                                                           -----------------     ------------------
General interests                                              $  (2,921)                (2,748)
                                                           -----------------     ------------------
                                                           -----------------     ------------------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND GENERAL
  INTEREST
Net loss per weighted average limited and general
  interest                                                     $   (3.88)            $    (3.59)
                                                           -----------------     ------------------
                                                           -----------------     ------------------
Weighted average number of limited and general
  interests outstanding                                           62,866                 67,659
                                                           -----------------     ------------------
                                                           -----------------     ------------------
---------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999                   10.000     $   --          $ 1,000      $    1,000
Contributions                                  78,258.460      7,705,930       74,000       7,779,930
Net loss                                                        (240,711)      (2,921)       (243,632)
Redemptions                                    (5,860.956)      (578,345)          --        (578,345)
                                              -----------     ----------     ---------     ----------
Trust capital--September 29, 2000              72,407.504     $6,886,874      $72,079      $6,958,953
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------

-----------------------------------------------------------------------------------------------------

            The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust II--Series F ('Series F') as of September 29, 2000 and the results of its operations for the period from March 1, 2000 (commencement of operations) to September 29, 2000 and for the period from July 1, 2000 to September 29, 2000. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

New Accounting Guidance

   In June 2000, the Financial Accounting Standards Board ('FASB') issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ('SFAS 138'), which became effective for Series F on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

B. Related Parties

   The Managing Owner of Series F is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. Series F reimburses the Managing Owner or its affiliates for services it performs for Series F which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, the amount of general and administrative expenses incurred by Series F is limited to 1.5% of its net asset value during any year. As a result, a portion of the expenses for the period from March 1, 2000 (commencement of operations) to September 29, 2000 and for the period from July 1, 2000 to September 29, 2000 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates pay the costs of organizing Series F and offering its Interests.

   The costs incurred by Series F for services performed by the Managing Owner and its affiliates for Series F were:

                                                           For the period from
                                                              March 1, 2000        For the period from
                                                            (commencement of          July 1, 2000
                                                             operations) to         to September 29,
                                                           September 29, 2000             2000
                                                           -------------------     -------------------
Commissions                                                     $ 217,197               $  99,836
General and administrative                                         12,252                   6,985
                                                           -------------------     -------------------
                                                                $ 229,449               $ 106,821
                                                           -------------------     -------------------
                                                           -------------------     -------------------

                                       4

   Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of September 29, 2000 were $7,502.

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

   As of September 29, 2000, a non-U.S. affiliate of the Managing Owner owns
102.109 limited interests of Series F.

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

   The Managing Owner attempts to minimize both credit and market risks by requiring Series F and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing
                                       5
all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among Series F, the Managing Owner and the trading advisor, Series F shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the First Amended and Restated Declaration of Trust and Trust Agreement provides that Series F will liquidate its positions, and eventually dissolve, if Series F experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series F.

   PSI, when acting as Series F's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series F all assets of Series F relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At September 29, 2000, such segregated assets totalled $5,850,692. Part
30.7 of the CFTC regulations also requires PSI to secure assets of Series F related to foreign futures trading which totalled $1,226,447 at September 29, 2000.

   As of September 29, 2000, Series F's open futures contracts mature within one year.

   The following table presents the fair value of futures contracts at September 29, 2000:

                                                           Assets      Liabilities
                                                          --------     -----------
  Domestic exchanges
     Interest rates                                       $ 25,188      $    5,031
     Stock indices                                              --           4,150
     Currencies                                             51,763         131,983
     Commodities                                             4,220         124,943
  Foreign exchanges
     Interest rates                                          2,143          45,760
     Stock indices                                          28,456          10,635
     Commodities                                             6,150          76,222
                                                          --------     -----------
                                                          $117,920      $  398,724
                                                          --------     -----------
                                                          --------     -----------

                                       6

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series F commenced operations on March 1, 2000 with gross proceeds of $5,186,772 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from March 1, 2000 (commencement of operations) through September 29, 2000 resulted in additional gross proceeds to Series F of $2,594,158. Additional Interests of Series F will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum is sold.

   Interests in Series F may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for the period from March 1, 2000 (commencement of operations) to September 29, 2000 and for the period from July 1, 2000 to September 29, 2000 were $578,345 and $152,629, respectively. Additionally, Interests owned in one series may be exchanged, without any charge, for Interest of one or more other series on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 29, 2000, 100% of Series F's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series F's trading in commodities. Inasmuch as the sole business of Series F is to trade in commodities, Series F continues to own such liquid assets to be used as margin. PSI credits Series F with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

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

   The net asset value per Interest as of September 29, 2000 was $96.11 a decrease of 3.89% from the March 1, 2000 initial net asset value per Interest of $100.00, and a decrease of 3.67% from the June 30, 2000 net asset value per Interest of $99.77.

   Series F's gross trading losses for the period from March 1, 2000 (commencement of operations) to September 29, 2000 and for the period from July 1, 2000 to September 29, 2000 were $103,000 and $189,000, respectively. A detailed discussion of Series F's current period trading results is presented below.

Quarterly Market Overview

   U.S. economic activity expanded at a moderate pace at the beginning of the third quarter and showed signs of slowing down near quarter-end. Growth in consumer spending slowed from the outsized gains earlier in the year, and sales of new homes dropped from earlier highs. However, business spending continued to surge and industrial production trended upward. Even though expansion in employment slowed considerably in recent months, labor markets remained tight by historical standards and some measures of labor compensation continued to accelerate. The recent decrease in consumer spending resulted from moderate growth of real disposable income in recent months coupled with dips in stock market valuation. Nevertheless, consumer sentiment continued to be buoyant. Consumer prices, as measured by the CPI, increased in June in response to a surge in energy prices, but climbed only modestly in July and August.

   U.S. Treasury markets were choppy throughout the quarter but ended slightly higher, while Japanese government bonds fell sharply on news of a 25 basis point rate hike. The U.S. Federal Reserve Bank maintained interest rates at 6.50% throughout the quarter due to increasing indications of a slow down in aggregate demand and rising productivity. Conversely, there was a shift by other European and Asian central banks toward tighter domestic monetary policy. At its monetary policy meeting held in August, the Bank of Japan (BOJ) decided to raise rates from 0% to 0.25%. In February 1999, the BOJ adopted a zero interest rate policy, unprecedented both in and out of Japan, to counter the possibility of mounting deflationary pressure and prevent further deterioration of Japan's economy. Over the past year and a half, Japan's economy substantially improved; consequently, the BOJ felt confident that Japan's economy had reached the stage where deflation was no longer an immediate threat.

   The BOJ's increase in short-term interest rates in August caused the yen to rally sharply against the British pound and U.S. dollar. The U.S. dollar was strong against most major currencies at the beginning of the quarter. The end of September brought a sharp reversal to this trend following intervention by the G-7 central banks to support the euro. This move drove the euro up 5% against the U.S. dollar and the Japanese yen. The euro surged to a high of above $0.90 after the initial wave of euro buying before settling down more than $0.02 below its intervention peaks.

   Global equity markets experienced choppiness in July and August before declining in September. This was due to growing concern over near record energy costs and warnings of earning shortfalls, particularly from U.S. technology companies.

   Energy prices continued their upward trend throughout the quarter. In August, the American Petroleum Institute reported that crude inventories were at a 24-year low and by month's end the price per barrel had moved to over $33. On September 22nd, the U.S. announced that it would release 30 million barrels of oil from the U.S. strategic petroleum reserve over the next month in an effort to cap surging energy prices; crude oil prices fell by $2 a barrel.

Quarterly Performance of Series F

   The following is a summary of performance for the major sectors in which Series F traded:

   Interest rates (-): Losses were incurred in long domestic, European and Japanese bond positions. The Japanese Government Bond was the largest contributor to negative performance as prices fell in the wake of the BOJ's decision to abandon its zero-interest rate policy and raise rates 25 basis points.

   Stock indices (-): The global economic slowdown negatively affected the major stock indices. Long positions in the Hong Kong Hang Seng Index, European DAX, and London FTSE resulted in losses.

   Energy (-): Short light crude oil and unleaded gas positions resulted in losses as the energy sector continued to push higher driven by demand and uncertainty regarding the outlook for future production and supply levels.

   Metals (-): Short aluminum and nickel positions incurred losses as strong demand drove prices higher.

   Currencies (+): The U.S. Federal Reserve Bank kept interest rates unchanged as inflation appeared to be under control. The dollar gained against the Swiss franc resulting in gains for short Swiss franc positions. The New Zealand dollar declined to a 15-year low against the U.S. dollar, primarily due to concerns regarding poor economic performance and reluctance by the Reserve Bank of New Zealand to take action in support of its currency. Short positions in the New Zealand dollar yielded gains.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13-week Treasury bill discount rate and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income for the period from March 1, 2000 (commencement of operations) to September 29, 2000 and for the period from July 1, 2000 to September 29, 2000 was $217,000 and $102,000, respectively.

   Commissions are calculated on Series F's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees for the period from March 1, 2000 (commencement of operations) to September 29, 2000 and for the period from July 1, 2000 to September 29, 2000 were $229,000 and $97,000, respectively.

   All trading decisions for Series F are made by Campbell & Company, Inc. (the 'Trading Advisor'). Management fees are calculated on Series F's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees for the period from March 1, 2000 (commencement of operations) to September 29, 2000 and for the period from July 1, 2000 to September 29, 2000 were $73,000 and $33,000, respectively.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among Series F, the Managing Owner and the Trading Advisor. No incentive fees were generated for the period from March 1, 2000 (commencement of operations) to September 29, 2000.

   General and administrative expenses for the period from March 1, 2000 (commencement of operations) to September 29, 2000 and for the period from July 1, 2000 to September 29, 2000 were $55,000 and $25,000, respectively. These expenses include reimbursements of costs incurred by the Managing Owner on behalf of Series F, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners. The amount of general and administrative expenses charged to Series F is limited to 1.5% of its net asset value during any year.

New Accounting Guidance

   In June 2000, the Financial Accounting Standards Board ('FASB') issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statment No. 133 ('SFAS 138'), which became effective for Series F on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective September 2000, Eleanor L. Thomas was
                           elected by the Board of Prudential Securities Futures Management Inc. as President replacing Joseph A. Filicetti.

Item 6. (a) Exhibits--

 3.1
 and
 4.1--First Amended and Restated Declaration of Trust and Trust Agreement of
      World Monitor Trust II dated as of May 15, 1999 (incorporated by reference to Exhibits 3.1 and 4.1 to Series F's Registration Statement on Form S-1, File No. 333-83017)

 4.2--Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series F's Registration Statement on Form S-1, File No. 333-83017)

 4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to
      Series F's Registration Statement on Form S-1, File No. 333-83017)

 4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series F's Registration Statement on Form S-1, File No. 333-83017)

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

WORLD MONITOR TRUST II--SERIES F

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 13, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer
                                       11