Form 10-K
period 2000-12-31
WORLD MONITOR TRUST II SERIES F
filed 2001-03-20
CIK 1090702

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 333-83017

                        WORLD MONITOR TRUST II-SERIES F
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

Registrant's telephone number, including area code: (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:
                                 None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                             Limited Interests
-------------------------------------------------------------------------------
                              (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Prospectus included as part of Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-83017) filed with the Securities and Exchange Commission on March 20, 2001, is incorporated by reference into Parts I, II & III of this Annual Report on Form 10-K

   Registrant's Annual Report to Interest holders for the year ended December 31, 2000 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                               Index to exhibits can be found on pages 9 and 10.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4

PART II
Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     5
Item 7A    Quantitative and Qualitative Disclosures about Market Risk.......................     5
Item  8    Financial Statements and Supplementary Data......................................     5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     6

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     6
Item 11    Executive Compensation...........................................................     7
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     8
Item 13    Certain Relationships and Related Transactions...................................     8

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     9
           Financial Statements and Financial Statement Schedules...........................     9
           Exhibits.........................................................................     9
           Reports on Form 8-K..............................................................    10

SIGNATURES..................................................................................    11

                                     PART I

Item 1. Business

General

   World Monitor Trust II (the 'Trust') is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series ('Series'): Series D, E and F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII as provided in the First Amended and Restated Declaration of Trust and Trust Agreement (the 'Trust Agreement'). The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts, and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The Trust's fiscal year for book and tax purposes ends on December 31.

   The Registrant is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

The Offering

   Up to $50,000,000 of limited interests in each Series ('Limited Interests') are being offered (totalling $150,000,000) ('Subscription Maximum'). Limited Interests are being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 ($2,000 for an individual retirement account), although the minimum purchase for any single Series is $1,000. General Interests are also being sold exclusively to the Managing Owner. Limited Interests and general interests are sometimes referred to as 'Interests'.

   Initially, the Limited Interests for each Series were offered for a period of up to 180 days after the date of the Prospectus ('Initial Offering Period'). The price per Interest during the Initial Offering Period was $100. Each Series could commence operations at any time if the minimum amount of Limited Interests was sold before the Initial Offering Period expired ('Subscription Minimum'). The Subscription Minimum of $5,000,000 for each Series was reached and as a result, Series D, E and F commenced trading operations. Series F (the 'Registrant') completed its initial offering on March 1, 2000 with gross proceeds of $5,185,012, which was fully allocated to commodities trading. Until the Subscription Maximum for each Series is reached, each Series' Limited Interests will continue to be offered on a weekly basis at the then current net asset value per Interest ('Continuous Offering Period').

Managing Owner and its Affiliates

   The managing owner of the Registrant is Prudential Securities Futures Management Inc. (the 'Managing Owner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. PSI is the selling agent for the Registrant as well as its commodity broker. The Managing Owner is required to maintain at least a 1% interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner, and it will make such contributions (and in return will receive general interests) as are necessary to meet this requirement.

The Trading Advisor

   Each Series has its own independent commodity trading advisor that makes that Series' trading decisions. The Managing Owner, on behalf of the Registrant, entered into an advisory agreement with Campbell & Company, Inc. (the 'Trading Advisor') to make the trading decisions for Series F. The advisory agreement may be terminated for various reasons, including at the discretion of the Managing Owner. The Managing Owner has allocated 100% of the proceeds from the initial and continuous offering of the Registrant to the Trading Advisor and it is currently contemplated that the Trading Advisor will continue to be allocated 100% of additional capital raised for the Registrant during the Continuous Offering Period.

Competition

   The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as the Registrant.

   The Registrant is an open-end fund which will solicit the sale of additional Limited Interests on a weekly basis until the Subscription Maximum is reached. As such, the Registrant may compete with other entities, whether or not formed by the Managing Owner, to attract new participants. In addition, to the extent that the Trading Advisor recommends similar or identical trades to the Registrant and other accounts which it manages, the Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement, as further discussed in Notes A, C and D to the Registrant's financial statements included in its annual report for the year ended December 31, 2000 ('Registrant's 2000 Annual Report'), which is filed as an exhibit hereto.

Other

   In addition to the description above, information is incorporated herein by reference to the Prospectus included as a part of Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-83011), filed with the Securities and Exchange Commission on March 20, 2001 (the 'Prospectus'), and found therein under the following headings: 'SERIES F--Campbell & Company Trading Program; 'TRADING LIMITATIONS AND POLICIES,' 'DUTIES AND COMMITMENTS
OF THE MANAGING OWNER' and 'SUMMARY OF AGREEMENTS.'

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   Information with respect to the offering of Limited Interests and the use of proceeds is incorporated by reference to Note A to the Registrant's 2000 Annual Report, which is filed as an exhibit hereto and the Prospectus sections entitled 'THE OFFERING--The Continuous Offering Period' and '--Use of Proceeds'.

   A significant secondary market for the Limited Interests has not developed, and is not expected to develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interest holder to transfer Interests. However, Interests may be redeemed on a weekly basis, but are subject to a redemption fee if effected within one year of the effective date of purchase. Additionally, Interests owned in one Series may be exchanged, without any charge, for Interests of one or more other Series on a weekly basis for as long as Limited Interests in those Series are being offered to the public. Exchanges and redemptions are calculated based on the applicable Series' then current net asset value per Interest as of the close of business on the Friday immediately preceding the week in which the exchange or redemption request is effected.

   The following table presents sales of unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from March 1, 2000 (commencement of operations) through December 31, 2000.

                                          Amount of
                              ----------------------------------
      Date of Sale            interests sold      Cash received
-------------------------     --------------      --------------
March 1, 2000                       750              $ 75,000

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

   As of March 12, 2001, there were 572 holders of record owning 81,230.644 Interests which include 850 general interests.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant for the period from March 1, 2000 (commencement of operations) to December 31, 2000. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 2000 Annual Report which is filed as an exhibit hereto.

Total revenues (including interest)                              $ 1,172,280
                                                                 ------------
                                                                 ------------
Net income                                                       $   556,293
                                                                 ------------
                                                                 ------------
Net income per weighted average interest                         $      8.41
                                                                 ------------
                                                                 ------------
Total assets                                                     $ 8,131,557
                                                                 ------------
                                                                 ------------
Net asset value per Interest                                     $    106.90
                                                                 ------------
                                                                 ------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 through 13 of the Registrant's 2000 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 2000 Annual Report which is filed as an exhibit hereto.

   Selected unaudited quarterly financial data for the period from March 1, 2000 (commencement of operations) to December 31, 2000 are summarized below.

                    For the period from
                       March 1, 2000
                      (commencement of     For the period from    For the period from     For the period from
                       operations) to       April 1, 2000 to        July 1, 2000 to      September 30, 2000 to
                       March 31, 2000         June 30, 2000       September 29, 2000       December 31, 2000
                    --------------------   -------------------   ---------------------   ---------------------
Total revenues
  (including
  interest)               $  2,959              $ 197,874              $ (87,417)             $ 1,058,864
                       -----------         -------------------   ---------------------   ---------------------
                       -----------         -------------------   ---------------------   ---------------------
Total revenues
  (including
  interest) less
  commissions and
  other
  transaction fees        $(28,165)             $  97,003              $(184,403)             $   937,143
                       -----------         -------------------   ---------------------   ---------------------
                       -----------         -------------------   ---------------------   ---------------------
Net income (loss)         $(45,161)             $  44,444              $(242,915)             $   799,925
                       -----------         -------------------   ---------------------   ---------------------
                       -----------         -------------------   ---------------------   ---------------------
Net income (loss)
  per weighted
  average Interest        $  (0.83)             $    0.73              $   (3.59)             $     12.09
                       -----------         -------------------   ---------------------   ---------------------
                       -----------         -------------------   ---------------------   ---------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing Owner.

   The Managing Owner's directors and executive officers and any person holding more than ten percent of the Registrant's Limited Interests ('Ten Percent Owners') are required to report their initial ownership of such Limited Interests and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner's directors and executive officers and Ten Percent Owners or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
Eleanor L. Thomas               President and Director
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President and Treasurer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

   ELEANOR L. THOMAS, age 46, has been President of Prudential Securities Futures Management Inc. since September 2000 and a Director since April 1999. She has also been the President and a Director of Seaport Futures Management, Inc. (an affiliate of the Managing Owner) since April 1999. She has held various positions of increasing responsibility in both Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. since joining PSI in 1993. She is a First Vice President and the director of the Futures and Hedge Fund Group within PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen &
Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

   BARBARA J. BROOKS, age 52, is the Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 37, is a Vice President and Treasurer of Prudential Securities Futures Management Inc. He is a Senior Vice President of PSI. He is also a Vice President and Treasurer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

   A. LAURENCE NORTON, JR., age 62, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and, since March 1994, has been the director of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. and is a member of PSI's Operating Committee. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

   GUY S. SCARPACI, age 54, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

   TAMARA B. WRIGHT, age 42, is a Director and Senior Vice President of Prudential Securities Futures Management Inc. She is a Senior Vice President and Chief Administrative Officer for the International Division of PSI. She is also a Director and Senior Vice President of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

   Effective July 2000, Joseph A. Filicetti resigned as President and as a Director of Prudential Securities Futures Management Inc. Effective September 2000, Eleanor L. Thomas was elected by the Board of Directors of Prudential Securities Futures Management Inc. as President replacing Joseph A. Filicetti. Additionally, Joseph A. Filicetti resigned as Executive Vice President and as a Director of Seaport Futures Management, Inc. effective July 2000.

   Effective February 2001, Alan J. Brody resigned as a Director of both Prudential Securities Futures Management Inc. and Seaport Futures Management Inc.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and/or executive officers have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the Managing Owner for their services. Certain directors and officers of the Managing Owner receive compensation from affiliates of the Managing Owner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the Managing Owner believes that any compensation attributable to services performed for the Registrant is immaterial. (See also
Item 13, Certain Relationships and Related Transactions, for information regarding compensation to the Managing Owner.)

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 12, 2001, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 12, 2001, no director or executive officer of the Managing Owner owns directly or beneficially any of the Limited Interests issued by the Registrant.

   As of March 12, 2001, no owner of Limited Interests beneficially owns more than five percent (5%) of the Limited Interests issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 2000 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable, if any, for their services. Additionally, reference is made to the Prospectus section entitled 'SUMMARY OF AGREEMENTS--Brokerage Agreement.'

                                    PART IV

                                                                                         Annual Report
                                                                                              Page
                                                                                             Number
                                                                                         --------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       1.   Financial Statements and Report of Independent
               Accountants--incorporated by reference to the Registrant's 2000 Annual
               Report which is filed as an exhibit hereto

               Report of Independent Accountants                                               2

               Financial Statements:

               Statements of Financial Condition--December 31, 2000 and 1999                   3

               Statement of Operations--Period from March 1, 2000 (commencement of
               operations) to December 31, 2000                                                4

               Statement of Changes in Trust Capital--Year ended December 31, 2000             4

               Notes to Financial Statements                                                   5

          2.   Financial Statement Schedules

               All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

        3. Exhibits

        (a) Description:

        3.1
        and
        4.1--First Amended and Restated Declaration of Trust and Trust
             Agreement of World Monitor Trust II dated as of May 15, 1999 (incorporated by reference to Exhibit 3.1 and 4.1 to Series F's Registration Statement on Form S-1, File No. 333-83017, filed on September 17, 1999)

        4.2--Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series F's Registration Statement on Form S-1, File No. 333-83017, filed on September 17, 1999)

        4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Series F's Registration Statement on Form S-1, File No. 333-83017, filed on September 17, 1999)

        4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series F's Registration Statement on Form S-1, File No. 333-83017, filed on September 17, 1999)

       10.1--Form of Escrow Agreement among the Trust, Managing Owner, PSI and the Chase Manhattan Bank (incorporated by reference to Exhibit 10.1 to Series F's Registration Statement on Form S-1, File No. 333-83017, filed on September 17, 1999)

       10.2--Form of Brokerage Agreement among the Trust and PSI (incorporated by reference to Exhibit 10.2 to Series F's Registration Statement on Form S-1, File No. 333-83017, filed on September 17, 1999)

       10.3--Form of Advisory Agreement among the Registrant, Managing Owner, and the Trading Advisor (incorporated by reference to Exhibit 10.3 to Series F's Registration Statement on Form S-1, File No. 333-83017, filed on September 17, 1999)

       10.4--Form of Representation Agreement Concerning the Registration
             Statement and the Prospectus among the Registrant, Managing Owner, PSI, Wilmington Trust Company and the

             Trading Advisor (incorporated by reference to Exhibit 10.4 to Series F's Registration Statement on Form S-1, File No. 333-83017, filed on September 17, 1999)

       10.5--Form of Net Worth Agreement between the Managing Owner and
             Prudential Securities Group Inc. (incorporated by reference to
             Exhibit 10.5 to Series F's Registration Statement on Form S-1, File No. 333-83017, filed on September 17, 1999)

       13.1--Registrant's 2000 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's 2000 Annual Report is to be deemed filed as part of this report) (filed herewith)

(b)          Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Monitor Trust II-Series F

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: March 20, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

    By: /s/ Eleanor L. Thomas                     Date: March 20, 2001
    -----------------------------------------
    Eleanor L. Thomas
    President and Director

    By: /s/ Barbara J. Brooks                     Date: March 20, 2001
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 20, 2001
    -----------------------------------------
    Steven Carlino
    Vice President and Treasurer

    By: /s/ A. Laurence Norton, Jr.               Date: March 20, 2001
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 20, 2001
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By:                                           Date:
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director