Form 10-Q
period 2001-06-29
WORLD MONITOR TRUST II SERIES F
filed 2001-08-10
CIK 1090702

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 29, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 29,       December 31,
                                                                          2001             2000
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $10,221,347      $7,697,248
Net unrealized gain on open futures contracts                               54,315         434,309
Accrued interest receivable                                                  1,195              --
                                                                       -----------     ------------
Total assets                                                           $10,276,857      $8,131,557
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions and other transaction fees payable                         $    60,230      $   48,465
Redemptions payable                                                         36,712              --
Accrued expenses                                                            32,472          71,749
Management fees payable                                                     19,448          15,976
Incentive fees payable                                                          --          70,035
                                                                       -----------     ------------
Total liabilities                                                          148,862         206,225
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (99,274.538 and 73,387.895 interests outstanding)     10,017,001       7,845,159
General interests (1,100 and 750 interests outstanding)                    110,994          80,173
                                                                       -----------     ------------
Total trust capital                                                     10,127,995       7,925,332
                                                                       -----------     ------------
Total liabilities and trust capital                                    $10,276,857      $8,131,557
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interests ('Interests')        $    100.90      $   106.90
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                            For the period
                                                                 from
                                    For the period           March 1, 2000          For the period          For the period
                                         from              (commencement of              from                    from
                                  January 1, 2001 to        operations) to         March 31, 2001 to       April 1, 2000 to
                                     June 29, 2001           June 30, 2000           June 29, 2001           June 30, 2000
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions               $ 108,292               $ (68,414)             $  (611,977)             $  47,084
Change in net unrealized
  gain/loss on open commodity
  positions                             (379,994)                154,573                 (386,900)                63,135
Interest income                          195,727                 114,674                   93,960                 87,655
                                  -------------------     -------------------     -------------------     -------------------
                                         (75,975)                200,833                 (904,917)               197,874
                                  -------------------     -------------------     -------------------     -------------------
EXPENSES
Commissions and other
  transaction fees                       297,488                 131,995                  162,992                100,871
Management fees                           92,887                  39,211                   50,597                 30,011
Incentive fee                            113,487                      --                       --                     --
General and administrative
  expenses                                23,139                  30,344                   (8,206)                22,548
                                  -------------------     -------------------     -------------------     -------------------
                                         527,001                 201,550                  205,383                153,430
                                  -------------------     -------------------     -------------------     -------------------
Net income (loss)                      $(602,976)              $    (717)             $(1,110,300)             $  44,444
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
ALLOCATION OF NET INCOME
  (LOSS)
Limited interests                      $(596,742)              $    (544)             $(1,098,470)             $  44,000
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
General interests                      $  (6,234)              $    (173)             $   (11,830)             $     444
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
NET INCOME (LOSS) PER WEIGHTED
  AVERAGE LIMITED AND GENERAL
  INTEREST
Net income (loss) per weighted
  average limited and general
  interest                             $   (6.72)              $   (0.01)             $    (11.33)             $    0.73
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
Weighted average number of
  limited and general
  interests outstanding                   89,725                  59,094                   98,010                 60,628
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
------------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000             74,137.895     $ 7,845,159     $ 80,173      $ 7,925,332
Contributions                                39,400.272       4,125,112       37,055        4,162,167
Net loss                                                       (596,742)      (6,234 )       (602,976)
Redemptions                                 (13,163.629)     (1,356,528)       --          (1,356,528)
                                           ------------     -----------     ---------     -----------
Trust capital--June 29, 2001                100,374.538     $10,017,001     $110,994      $10,127,995
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 29, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series F ('Series F') as of June 29, 2001 and the results of its operations for the periods from January 1, 2001 to June 29, 2001 ('Year-To-Date 2001'), March 1, 2000 (commencement of operations) to June 30, 2000 ('Year-To-Date 2000'), March 31, 2001 to June 29, 2001 ('Second Quarter 2001') and April 1, 2000 to June 30, 2000 ('Second Quarter 2000'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

   Certain balances from 2000 have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   The Managing Owner of Series F is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is a wholly-owned subsidiary of Prudential Securities Group Inc. Series F pays the Managing Owner or its affiliates for services it performs for Series F, which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, the amount of general and administrative expenses incurred by Series F is limited to 1.5% of its net asset value during any year (with a maximum of 0.5% attributable to non-legal and audit expenses). Because general and administrative expenses exceeded this limit, a portion of the expenses related to services the Managing Owner performed for Series F for Year-To-Date 2001, Year-To-Date 2000, Second Quarter 2001 and Second Quarter 2000 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series F and continue to pay the costs of offering its limited interests.

   The costs incurred by Series F for services performed by the Managing Owner and its affiliates for Series F were:

                                           Year-To-Date    Year-To-Date    Second Quarter    Second Quarter
                                               2001            2000             2001              2000
                                           ------------    ------------    --------------    --------------
Commissions                                  $277,917        $117,361         $151,583          $ 89,748
General and administrative                     (1,911)          5,267          (20,731)            4,438
                                           ------------    ------------    --------------    --------------
                                             $276,006        $122,628         $130,852          $ 94,186
                                           ------------    ------------    --------------    --------------
                                           ------------    ------------    --------------    --------------

   Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of June 29, 2001 and December 31, 2000 were $286 and $25,109, respectively.

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

   As of June 29, 2001, a non-U.S. affiliate of the Managing Owner owns 54.037 limited interests of Series F.

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

Market risk

   Trading in futures and forward (including foreign exchange) contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series F's net assets being traded, significantly exceeds Series F's future cash requirements since Series F intends to close out its open positions prior to settlement. As a result, Series F is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series F considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series F's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series F enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series F to unlimited risk.

   Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series F holds and the liquidity and inherent volatility of the markets in which Series F trades.

Credit risk

   When entering into futures or forward contracts, Series F is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series F enters into forward transactions, the sole counterparty is PSI, Series F's commodity broker. Series F has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series F's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series F.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series F and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts that are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among Series F, the Managing Owner and the trading advisor, Series F shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 40% from the
                                       5
value at the beginning of any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that Series F will liquidate its positions, and eventually dissolve, if Series F experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series F.

   PSI, when acting as Series F's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series F all assets of Series F relating to domestic futures trading (subject to the recent opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At June 29, 2001, such segregated assets totalled $6,169,023. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series F related to foreign futures trading, which totalled $4,106,639 at June 29, 2001.

   The CFTC recently promulgated rules that allow futures commission merchants to permit certain customers, including Series F, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If Series F were to opt out, its funds could be held in a broader, and riskier, range of investments.

   As of June 29, 2001, Series F's open futures contracts mature within one year.

   The following table presents the fair value of futures contracts at June 29, 2001 and December 31, 2000:

                                           2001                            2000
                                ---------------------------     ---------------------------
                                  Assets        Liabilities       Assets        Liabilities
                                -----------     -----------     -----------     -----------
  Domestic exchanges
     Interest rates              $       --      $   61,406      $  203,341      $       --
     Stock indices                    1,025              --              --          84,350
     Currencies                     132,148          93,475         218,267         146,627
     Commodities                     88,889           7,030          34,780          26,412
  Foreign exchanges
     Interest rates                  45,887          38,297         148,143           1,654
     Stock indices                    1,963          17,434          45,570           7,278
     Commodities                      8,035           5,990          57,623           7,094
                                -----------     -----------     -----------     -----------
                                 $  277,947      $  223,632      $  707,724      $  273,415
                                -----------     -----------     -----------     -----------
                                -----------     -----------     -----------     -----------

D. Financial Highlights

                                                             Year-To-Date       Second Quarter
                                                                 2001                2001
                                                          ------------------    --------------
     Performance per Interest
       Net asset value, beginning of period                    $ 106.90            $ 112.48
                                                          ------------------    --------------
       Net realized gain (loss) and change in net
          unrealized gain/loss on commodity
          transactions                                            (2.27)             (10.46)
       Interest income                                             2.23                 .96
       Expenses                                                   (5.96)              (2.08)
                                                          ------------------    --------------
       Decrease for the period                                    (6.00)             (11.58)
                                                          ------------------    --------------
       Net asset value, end of period                          $ 100.90            $ 100.90
                                                          ------------------    --------------
                                                          ------------------    --------------
     Total return                                                 (5.61)%            (10.30)%
     Ratio to average net assets
       Interest income                                             4.23%               3.75%
       Expenses, including 2.45% and 0% of incentive
          fees                                                    11.39%               8.20%

                                       6

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series F commenced operations on March 1, 2000 with gross proceeds of $5,185,012 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from March 1, 2000 (commencement of operations) to June 29, 2001 resulted in additional gross proceeds to Series F of $7,164,985. Additional limited interests of Series F will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum is sold.

   Limited interests in Series F may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions were entirely on limited interests and for Year-To-Date 2001 and Second Quarter 2001 were $1,356,528 and $1,235,478, respectively, and for Year-To-Date 2000 and Second Quarter 2000 were $425,716 and $415,733, respectively. Additionally, Interests owned in one series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 29, 2001, 100% of Series F's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which is used as margin for trading in commodities. Inasmuch as the sole business of Series F is to trade in commodities, Series F continues to own such liquid assets to be used as margin. PSI credits Series F with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

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

   Since Series F's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series F's exposure to market risk is influenced by a number of factors, including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series F's speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond Series F's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series F and its trading advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with Series F's futures and forward contracts.

   Series F does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of June 29, 2001 was $100.90, a decrease of 5.61% from the December 31, 2000 net asset value per Interest of $106.90 and a decrease of 10.30% from the March 30, 2001 net asset value per interest of $112.48.
                                       7

   Series F's gross trading gains/(losses) were $(272,000) and $(999,000) during Year-To-Date 2001 and Second Quarter 2001, respectively, compared to $86,000 and $110,000 for Year-To-Date 2000 and Second Quarter 2000, respectively. Due to the nature of Series F's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series F's Second Quarter 2001 trading results is presented below.

Quarterly Market Overview

   The global economy remained sluggish during the second quarter of 2001 and as a result, U.S. and global stock markets continued their downward trend. In the U.S., heightened concerns regarding cutbacks in industrial production and future sales caused downward revisions of corporate earnings. Business investment and capital spending were weak and appeared to be decreasing further, reflecting in part the downtrend in manufacturing output. Labor demand weakened considerably and unemployment rose. Consumer spending held up relatively well despite deceleration in income, reduced household net worth, and deterioration in consumer sentiment. Economic activity in foreign industrial countries decelerated as well, due in part to softening of the U.S. economy, weakness in world high-tech markets and the downward adjustment in global equity prices. Expansion in Europe, including the United Kingdom, and Canada slowed significantly, while the Japanese economy slowed after a brief rebound late last year. In addition, economic growth in many developing countries softened, reflecting in part weaker external demand. In the U.S., overall inflation, as measured by the Consumer Price Index (CPI), increased slightly, but was held down by a deceleration in energy prices.

   As a result of weak global economies, equity markets continued to perform poorly during most of the quarter. In April, U.S. equity markets, particularly the NASDAQ, rallied briefly after the U.S. Federal Reserve (Fed) called an unscheduled meeting to lower interest rates before falling once again amid continuing softening economies and fears of weak corporate earnings. Markets rose briefly once again in June following the U.S. Federal Reserve's 25 basis point interest rate cut. This smaller than anticipated rate reduction seemed to signal a cessation of the Fed's recent series of aggressive rate cuts and caused many investors to exit the bond market and invest in equities.

   Interest rate instruments trended upward throughout most of the quarter as major central banks cut short-term interest rates in an attempt to bolster slowing economies. The U.S. Federal Reserve cut rates three times during the quarter lowering rates from 4.50% to 3.75%. The European Central Bank and the Bank of England cut interest rates by 25 basis points in May. This was the third interest rate reduction in five months for the Bank of England. Global bonds reversed downward towards quarter-end as the Fed cut rates by only 25 basis points, driving many investors out of interest rate instruments and into equities.

   In foreign exchange markets, the Japanese yen started the quarter strong before weakening against the U.S. dollar and other foreign currencies. This followed a government report that Japan's GDP shrank in the first quarter, generating fears that the Japanese economy may be slipping into recession. The Canadian dollar posted gains against the U.S. dollar as economic reports showed a 1.7% increase in exports to the U.S. in June. The British pound reached a 15 year low against the U.S. dollar in June amid concern that England would join the European Monetary Union. The euro declined against the U.S. dollar as well, amid signs of continuing weakness in the European economy.

   Energy prices fell in response to growing inventory levels of crude oil and related products. The American Petroleum Institute reported that the U.S. gasoline supply had reached its highest level in two years. Swelling energy inventories fed fears of an overall weakening demand for fuels in the slowing global economy. Additionally, the market fell when tropical storm Allison caused less damage along the Gulf Coast than was originally feared.

Quarterly Performance of Series F

   The following is a summary of performance for the major sectors in which Series F traded:

   Interest rates (-): Prices of most interest rate instruments trended upward throughout most of the quarter due to short-term interest rate cuts by major central banks in an attempt to bolster slowing economies. Short positions in U.S. government and euro bonds resulted in losses for Series F.

   Currencies (-): After a strong start, the Japanese yen declined against the U.S. dollar and many European currencies as the Japanese economy exhibited signs of weakness. Long Japanese yen positions resulted in losses. Short Australian dollar positions resulted in losses in April as prices rallied following a 50 basis point
                                       8
interest rate cut by the Reserve Bank of Australia. The euro declined against the U.S. dollar, Swiss franc and other foreign currencies amid fears of weakening European economies resulting in losses for long euro positions.

   Stock indices (-): Weak global economies and concerns regarding corporate earnings resulted in continued poor performance in the equity markets. S&P 500, Nikkei Dow and DAX positions resulted in losses for Series F.

   Energies (-): Long crude and heating oil positions resulted in losses as increased inventories and weakening demand drove prices downward.

   Metals (-): Gold prices rallied to a ten month high in May before reversing course amid rumors that Russia would sell a portion of its gold reserve. Long gold positions incurred losses for Series F. Rate cuts by U.S. and European central banks stirred fears of inflation driving metal prices higher. Short nickel and aluminum positions resulted in losses.

   Series F commenced trading activities on March 1, 2000, and as such, a comparison of Year-To-Date 2001 versus Year-To-Date 2000 operating results is not meaningful. Additionally, Series F's average net asset levels during Second Quarter 2001 have increased from Second Quarter 2000, primarily due to contributions and strong trading performance during the third quarter of 2000 and the first quarter of 2001 offset, in part, by redemptions and losses in Second Quarter 2001. The increasing asset levels have led to proportionate increases in the amount of interest earned by Series F, as well as commissions and management fees incurred, as further discussed below.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13 week Treasury bill discount rate and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was $196,000 and $115,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively. Interest income increased $6,000 during Second Quarter 2001 as compared to Second Quarter 2000, due to the increase in net assets as discussed above, offset in part, by the decline in interest rates during Second Quarter 2001 versus 2000.

   Commissions are calculated on Series F's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transactions fees were $297,000 and $132,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively. Commissions and other transaction fees increased $62,000 during Second Quarter 2001 as compared to Second Quarter 2000 due to the increase in net asset levels discussed above.

   All trading decisions for Series F are made by Campbell & Company, Inc. (the 'Trading Advisor'). Management fees are calculated on Series F's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were $93,000 and $39,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively. Management fees increased $21,000 during Second Quarter 2001 as compared to Second Quarter 2000 due to the increase in net asset levels discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. An incentive fee was generated for Year-To-Date 2001 of $113,000 as a result of strong trading performance during the first quarter. No incentive fees were generated during Year-To-Date 2000.

   General and administrative expenses were $23,000 and $30,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively. General and administrative expenses decreased $31,000 during Second Quarter 2001 as compared to Second Quarter 2000. These expenses include reimbursement of costs incurred by the Managing Owner on behalf of Series F, in addition to accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners. The total amount of general and administrative expenses charged to Series F in any year is limited to 1.5% of its net asset value during such year (with a maximum of 0.5% attributable to non-legal and audit expenses). Because applicable expenses exceeded these limits, a portion of the expenses related to services the Managing Owner performed for Series F have been borne by the Managing Owner and its affiliates. Furthermore, a reversal of certain expenses was
                                       9
recorded during the Second Quarter 2001 as a result of the application of these limits and was the primary cause of the $31,000 decrease mentioned above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from March 31, 2001 to June 29, 2001.

                                                          Amount of
                                               -------------------------------
                           Date of Sale        Interests sold    Cash received
                      --------------------------------------------------------
                      April 6, 2001                   50            $ 5,624
                      April 20, 2001                 100            $10,344

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

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

WORLD MONITOR TRUST II--SERIES F

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 10, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer
                                       12