Form 10-Q
period 2001-09-28
WORLD MONITOR TRUST II SERIES F
filed 2001-11-09
CIK 1090702

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 28, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-32689

                        WORLD MONITOR TRUST II--SERIES F
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                              13-4058320
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)



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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 28,     December 31,
                                                                          2001              2000
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $11,016,925       $7,697,248
Net unrealized gain on open futures contracts                              422,788          434,309
Accrued interest receivable                                                  1,254               --
                                                                      -------------     ------------
Total assets                                                           $11,440,967       $8,131,557
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions and other transaction fees payable                         $    53,746       $   48,465
Redemptions payable                                                         17,882               --
Accrued expenses                                                            48,096           71,749
Management fees payable                                                     17,188           15,976
Incentive fees payable                                                         225           70,035
                                                                      -------------     ------------
Total liabilities                                                          137,137          206,225
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (101,255.715 and 73,387.895 interests
  outstanding)                                                          11,186,944        7,845,159
General interests (1,058 and 750 interests outstanding)                    116,886           80,173
                                                                      -------------     ------------
Total trust capital                                                     11,303,830        7,925,332
                                                                      -------------     ------------
Total liabilities and trust capital                                    $11,440,967       $8,131,557
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interests ('Interests')        $    110.48       $   106.90
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                           For the period
                                                                from
                                    For the period         March 1, 2000          For the period         For the period
                                         from             (commencement of             from                   from
                                  January 1, 2001 to       operations) to        June 30, 2001 to       July 1, 2000 to
                                  September 28, 2001     September 29, 2000     September 28, 2001     September 29, 2000
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                        $  887,988             $  177,586            $    779,696            $  246,000
Change in net unrealized
  gain/loss on open commodity
  positions                              (11,521)              (280,804)                368,473              (435,377)
Interest income                          282,992                216,634                  87,265               101,960
                                  ------------------     ------------------     ------------------     ------------------
                                       1,159,459                113,416               1,235,434               (87,417)
                                  ------------------     ------------------     ------------------     ------------------
EXPENSES
Commissions and other
  transaction fees                       469,635                228,981                 172,147                96,986
Management fees                          145,927                 72,627                  53,040                33,416
Incentive fee                            113,712                     --                     225                    --
General and administrative
  expenses                                45,916                 55,440                  22,777                25,096
                                  ------------------     ------------------     ------------------     ------------------
                                         775,190                357,048                 248,189               155,498
                                  ------------------     ------------------     ------------------     ------------------
Net income (loss)                     $  384,269             $ (243,632)           $    987,245            $ (242,915)
                                  ------------------     ------------------     ------------------     ------------------
                                  ------------------     ------------------     ------------------     ------------------
ALLOCATION OF NET INCOME
  (LOSS)
Limited interests                     $  380,327             $ (240,711)           $    977,069            $ (240,167)
                                  ------------------     ------------------     ------------------     ------------------
                                  ------------------     ------------------     ------------------     ------------------
General interests                     $    3,942             $   (2,921)           $     10,176            $   (2,748)
                                  ------------------     ------------------     ------------------     ------------------
                                  ------------------     ------------------     ------------------     ------------------
NET INCOME (LOSS) PER WEIGHTED
  AVERAGE LIMITED AND GENERAL
  INTEREST
Net income (loss) per weighted
  average limited and general
  interest                            $     4.10             $    (3.88)           $       9.70            $    (3.59)
                                  ------------------     ------------------     ------------------     ------------------
                                  ------------------     ------------------     ------------------     ------------------
Weighted average number of
  limited and general
  interests outstanding                   93,745                 62,866                 101,794                67,659
                                  ------------------     ------------------     ------------------     ------------------
                                  ------------------     ------------------     ------------------     ------------------

------------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000             74,137.895     $ 7,845,159     $ 80,173      $ 7,925,332
Contributions                                45,936.314       4,790,053       42,096        4,832,149
Net income                                           --         380,327        3,942          384,269
Redemptions                                 (17,760.494)     (1,828,595)      (9,325)     (1,837,920)
                                           ------------     -----------     ---------     -----------
Trust capital--September 28, 2001           102,313.715     $11,186,944     $116,886      $11,303,830
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------

-----------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series F ('Series F') as of September 28, 2001 and the results of its operations for the periods from January 1, 2001 to September 28, 2001 ('Year-To-Date 2001'), March 1, 2000 (commencement of operations) to September 29, 2000 ('Year-To-Date 2000'), June 30, 2001 to September 28, 2001 ('Third
Quarter 2001') and July 1, 2000 to September 29, 2000 ('Third Quarter 2000'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   The Managing Owner of Series F is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is a wholly-owned subsidiary of Prudential Securities Group Inc. Series F pays the Managing Owner or its affiliates for services it performs for Series F, which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, the amount of general and administrative expenses incurred by Series F is limited to 1.5% of its net asset value during any year (with a maximum of 0.5% attributable to other than legal and audit expenses). Because general and administrative expenses exceeded this limit, a portion of the expenses related to services the Managing Owner performed for Series F for Year-To-Date 2001, Year-To-Date 2000, Third Quarter 2001 and Third Quarter 2000 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series F and continue to pay the costs of offering its limited interests.

   The costs incurred by Series F for services performed by the Managing Owner and its affiliates for Series F were:

                                           Year-To-Date    Year-To-Date    Third Quarter     Third Quarter
                                               2001            2000             2001              2000
                                           ------------    ------------    --------------    --------------
Commissions                                  $436,790        $217,197         $158,873          $ 99,836
General and administrative                      8,341          12,252           10,252             6,985
                                           ------------    ------------    --------------    --------------
                                             $445,131        $229,449         $169,125          $106,821
                                           ------------    ------------    --------------    --------------
                                           ------------    ------------    --------------    --------------

   Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of September 28, 2001 and December 31, 2000 were $5,871 and $25,109, respectively.

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

   As of September 28, 2001, a non-U.S. affiliate of the Managing Owner owns
54.037 limited interests of Series F.

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

   PSI, when acting as Series F's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series F all assets of Series F relating to domestic futures trading (subject to the opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At September 28, 2001, such segregated assets totalled $6,081,435. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series F related to foreign futures trading, which totalled $5,358,278 at September 28, 2001. There are no segregation requirements for assets related to forward trading.

   The CFTC promulgated rules that allow futures commission merchants to permit certain customers, including Series F, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If Series F were to opt out, its funds could be held in a broader, and riskier, range of investments.

   As of September 28, 2001, Series F's open futures contracts mature within one year.

   The following table presents the fair value of futures contracts at September 28, 2001 and December 31, 2000:

                                           2001                            2000
                                ---------------------------     ---------------------------
                                  Assets        Liabilities       Assets        Liabilities
                                -----------     -----------     -----------     -----------
  Domestic exchanges
     Interest rates              $  204,662      $       --      $  203,341      $       --
     Stock indices                    9,500          52,775              --          84,350
     Currencies                     217,808          66,375         218,267         146,627
     Commodities                     45,333           1,150          34,780          26,412
  Foreign exchanges
     Interest rates                  83,013          23,708         148,143           1,654
     Stock indices                   27,608          27,496          45,570           7,278
     Commodities                      6,718             350          57,623           7,094
                                -----------     -----------     -----------     -----------
                                 $  594,642      $  171,854      $  707,724      $  273,415
                                -----------     -----------     -----------     -----------
                                -----------     -----------     -----------     -----------

D. Financial Highlights

                                                             Year-To-Date       Third Quarter
                                                                 2001                2001
                                                          ------------------    --------------
     Performance per Interest
       Net asset value, beginning of period                    $ 106.90            $ 100.90
                                                          ------------------    --------------
       Net realized gain and change in net unrealized
          gain/loss on commodity transactions                      8.89               11.16
       Interest income                                             3.09                 .86
       Expenses                                                   (8.40)              (2.44)
                                                          ------------------    --------------
       Increase for the period                                     3.58                9.58
                                                          ------------------    --------------
       Net asset value, end of period                          $ 110.48            $ 110.48
                                                          ------------------    --------------
                                                          ------------------    --------------
     Total return                                                  3.35%               9.49%
     Ratio to average net assets
       Interest income                                             3.90%               3.31%
       Expenses, including 1.57% and .01% of incentive
          fees                                                    10.68%               9.42%

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series F commenced operations on March 1, 2000 with gross proceeds of $5,185,012 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from March 1, 2000 (commencement of operations) to September 28, 2001 resulted in additional gross proceeds to Series F of $7,834,967. Additional limited interests of Series F will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum is sold.

   Limited interests in Series F may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2001, Third Quarter 2001 and for the period from March 1, 2000 (commencement of operations) to September 28, 2001 were $1,828,595, $472,067 and $2,647,386, respectively.
The only redemptions of general interests since inception occurred during Third Quarter 2001 for $9,325. Additionally, Interests owned in one series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 28, 2001, 100% of Series F's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which is used as margin for trading in commodities. Inasmuch as the sole business of Series F is to trade in commodities, Series F continues to own such liquid assets to be used as margin. PSI credits Series F with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

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

Results of Operations

   After the attacks of September 11th, the Managing Owner contacted Series F's trading manager who reported that there was no material disruption to its ability to follow its trading systems and to function normally. Additionally, there was no material disruption to the Managing Owner's ability to maintain operations and perform its functions as a result of the tragic events.

   The net asset value per Interest as of September 28, 2001 was $110.48, an increase of 3.35% from the December 31, 2000 net asset value per Interest of $106.90 and an increase of 9.49% from the June 29, 2001 net asset value per Interest of $100.90.

   Series F's gross trading gains/(losses) were $876,000 and $1,148,000 during Year-To-Date 2001 and Third Quarter 2001, respectively, compared to $(103,000) and $(189,000) for Year-To-Date 2000 and Third Quarter 2000, respectively. Due to the nature of Series F's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series F's Third Quarter 2001 trading results is presented below.

Quarterly Market Overview

   The pace of global economic activity remained slow throughout the third quarter of 2001. Weakened business expenditure and efforts to reduce inventory resulted in decreased manufacturing activity. Labor demand declined in most sectors and the unemployment rate edged up to 4.9% in August. After a period of strength, the U.S. dollar fell against most major foreign currencies, particularly the Japanese yen, the euro and the Swiss franc. Global equity markets fell throughout most of the quarter while short- and long-term interest rates declined pushing bond prices higher. Consumer spending weakened slightly, but generally remained strong through most of the quarter, supported in part by low mortgage rates, tax rebates, declining energy prices and widespread discounting of retail prices. Consumer confidence remained at moderately favorable levels during the first two months of the quarter and helped moderate economic weakness. Growth in many foreign industrial economies, including Japan and much of Europe, weakened during the third quarter as well. Financial conditions deteriorated markedly in Argentina and many other developing countries.

   The terrorist attacks of September 11th further weakened the sluggish U.S. and global economies. Equity markets throughout the world plunged in the week following the attacks. The Dow Jones industrial average suffered its worst percentage loss since the Great Depression due to uncertainty about how the economy would perform as a result of these attacks and other threats of terrorism. U.S. equity indexes recovered somewhat at the end of September as interest rate cuts by the U.S. Federal Reserve and fiscal stimuli by Congress combined to help fuel an economic rebound. Global equity markets followed suit, rebounding from earlier lows as well.

   The U.S. dollar's downward trend against many foreign currencies accelerated after September 11th. As a result of the attacks, many investors switched exposure from the U.S. dollar to other currencies such as the Swiss franc, British pound and euro, all of which rose against the U.S. dollar.

   U.S. and European interest rate instruments rose throughout most of the quarter as data indicated persistent weakness in the U.S. economy. The U.S. Federal Reserve lowered interest rates by 25 basis points in August in an effort to stimulate the economy. Interest rate instruments continued to rally in the wake of September 11th as the U.S. Federal Reserve moved to inject liquidity into the economy, cutting interest rates 50 basis points on September 17th to 3%. This move was soon followed by the Central Bank of Canada, the European Central Bank and the Swiss National Central Bank who also lowered their rates 0.50%.

   Energy prices began the quarter low, but peaked sharply immediately after the September 11th attacks amid worries of a potential interruption in supplies. Energy prices soon reversed course as concerns of decreased demand caused by a global economic recession outweighed fears of scarcity. Two weeks after the attacks, oil prices plunged more than 12% to a 22-month low of $23 a barrel. OPEC leaders announced that with prices within their $22 to $28 a barrel target, they see no need to alter output and assured that there will be no disruption in supplies.

Quarterly Performance of Series F

   The following is a summary of performance for the major sectors in which Series F traded:

   Interest rates (+): Long U.S. and European bond positions resulted in gains throughout the quarter as many central banks lowered interest rates in an effort to boost weakening economies.

   Currencies (+): Long Swiss franc, Australian dollar and Canadian dollar positions resulted in gains for Series F as these currencies strengthened against the U.S. dollar. The U.S. dollar continued to decline against foreign currencies after September 11th as investors sought to decrease their exposure to the dollar.

   Stock indices (+): The attacks on September 11th further weakened slowing global economies and declining equity markets. Short positions in the Nikkei Dow, London FTSE and Euro DAX index resulted in gains for Series F.

   Metals (+): Short copper and aluminum positions resulted in gains as fears of a global economic recession and decreasing industrial production lowered prices of industrial commodities.

   Energies (-): Energy prices fell from their September 11th peak on concerns that demand will wane due to weakening global economies. Long heating and crude oil positions resulted in losses.

   Series F commenced trading activities on March 1, 2000, and as such, a comparison of Year-To-Date 2001 versus Year-To-Date 2000 operating results is not meaningful. Additionally, Series F's average net asset levels during Third Quarter 2001 have increased from Third Quarter 2000, primarily due to contributions and strong trading performance during the fourth quarter of 2000 and the first and third quarters of 2001 offset, in part, by losses in the second quarter of 2001 and redemptions throughout the 2001 and 2000 periods. The increasing asset levels have led to proportionate increases in the amount of interest earned by Series F, as well as commissions and management fees incurred, as further discussed below.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13 week Treasury bill discount rate and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was $283,000 and $217,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively. Despite the increase in overall net assets during Third Quarter 2001 versus Third Quarter 2000, interest income decreased $15,000 during Third Quarter 2001 as compared to Third Quarter 2000 due to the decline in interest rates during Third Quarter 2001.

   Commissions are calculated on Series F's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees were $470,000 and $229,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively. Commissions and other transaction fees increased $75,000 during Third Quarter 2001 as compared to Third Quarter 2000 due to the increase in net asset levels discussed above.

   All trading decisions for Series F are made by Campbell & Company, Inc. (the 'Trading Advisor'). Management fees are calculated on Series F's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were $146,000 and $73,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively. Management fees increased $20,000 during Third Quarter 2001 as compared to Third Quarter 2000 due to the increase in net asset levels discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. An incentive fee was generated for Year-To-Date 2001 of $114,000 as a result of strong trading performance primarily during the first quarter. No incentive fees were generated during Year-To-Date 2000.

   General and administrative expenses were $46,000 and $55,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively, and decreased $2,000 during Third Quarter 2001 as compared to Third Quarter 2000. These expenses include reimbursement of costs incurred by the Managing Owner on behalf of Series F, in addition to accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners. The total amount of general and administrative expenses charged to Series F in any year is limited to 1.5% of its net asset value during such year (with a maximum of 0.5% attributable to other than legal and audit expenses). Because applicable expenses exceeded these limits, a portion of the expenses related to services the Managing Owner performed for Series F have been borne by the Managing
Owner and its affiliates. Furthermore, a reversal of certain expenses was recorded during the second quarter of 2001 as a result of the application of these limits and was the primary cause of the $10,000 decrease during Year-To-Date 2001 as compared to Year-To-Date 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from June 30, 2001 to September 28, 2001.

                                                          Amount of
                                               -------------------------------
                           Date of Sale        Interests sold    Cash received
                      --------------------------------------------------------
                      August 6, 2001                  50            $ 5,041

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

WORLD MONITOR TRUST II--SERIES F

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 9, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer