Form 10-Q
period 2002-06-28
WORLD MONITOR TRUST II SERIES F
filed 2002-08-12
CIK 1090702

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 28, 2002

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 28,       December 31,
                                                                          2002             2001
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $14,442,795     $11,860,858
Net unrealized gain on open futures contracts                            1,041,261         549,442
Accrued interest receivable                                                    743              --
                                                                       -----------     ------------
Total assets                                                           $15,484,799     $12,410,300
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Accrued expenses                                                            71,409     $    74,176
Commissions and other transaction fees payable                              71,440          60,919
Management fees payable                                                     22,893          19,796
Redemptions payable                                                         45,068          52,294
Incentive fee payable                                                           --             132
                                                                       -----------     ------------
Total liabilities                                                          210,810         207,317
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (140,765.062 and 113,525.333 interests
  outstanding)                                                          15,117,197      12,079,558
General interests (1,460 and 1,160 interests outstanding)                  156,792         123,425
                                                                       -----------     ------------
Total trust capital                                                     15,273,989      12,202,983
                                                                       -----------     ------------
Total liabilities and trust capital                                    $15,484,799     $12,410,300
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interests ('Interests')        $    107.39     $    106.40
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                                       2

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
                       CONDENSED SCHEDULES OF INVESTMENTS

                                                  June 28, 2002                     December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
     Interest rates                            3.68%         $  561,858            (.23)%        $  (27,465)
     Stock Indices                             (.07)%            (9,930)            .13%             15,933
     Currencies
          Euro                                 6.05%            924,450              --                  --
          Other                                 .58%             87,470            1.12%            136,963
     Commodities                                .13%             20,169            (.03)%            (4,008)
                                            -------        --------------        ------        --------------
          Net unrealized gain on
          futures contracts purchased         10.37%          1,584,017            0.99%            121,423
Futures contracts sold:
     Interest rates                                                  --                              26,672
     Stock Indices                                              (21,315)                              9,439
     Currencies                                                (504,173)                            440,077
     Commodities                                                (17,268)                            (48,169)
                                                           --------------                      --------------
          Net unrealized gain (loss)
          on futures contracts sold           (3.55)%          (542,756)           3.51%            428,019
                                            -------        --------------        ------        --------------
Net unrealized gain on futures
  contracts                                    6.82%         $1,041,261            4.50%         $  549,442
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Settlement Currency--Futures Contracts
--------------------------------------
     British pound                              .06%         $    9,119           (0.05)%        $   (5,935)
     Canadian Dollar                            .01%              1,436              --                  --
     Euro                                       .99%            151,812            0.19%             23,472
     Hong Kong                                 (.09)%           (13,071)             --                  --
     Japanese yen                               .58%             87,545           (0.20)%           (24,956)
     Swiss franc                                .15%             22,879           (0.09)%           (10,436)
     U.S. dollar                               5.12%            781,541            4.65%            567,297
                                            -------        --------------        ------        --------------
          Total                                6.82%         $1,041,261            4.50%         $  549,442
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of these statements.

                                       3

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              For the period from   For the period from   For the period from   For the period from
                              January 1, 2002 to      January 1, 2001      March 30, 2002 to     March 31, 2001 to
                                 June 28, 2002       to June 29, 2001        June 28, 2002         June 29, 2001
-------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions          $   333,499            $ 108,292            $   792,176           $  (611,977)
Change in net unrealized
  gain/loss on open
  commodity positions                 491,819             (379,994)               486,076              (386,900)
Interest income                       106,960              195,727                 56,587                93,960
                              -------------------   -------------------   -------------------   -------------------
                                      932,278              (75,975)             1,334,839              (904,917)
                              -------------------   -------------------   -------------------   -------------------
EXPENSES
Commissions and other
  transaction fees                    402,929              297,488                215,868               162,992
Management fees                       126,100               92,887                 66,997                50,597
Incentive fee                              --              113,487                     --                    --
General and administrative             64,711               73,097                 32,355                40,137
                              -------------------   -------------------   -------------------   -------------------
                                      593,740              576,959                315,220               253,726
General and administrative
  expenses borne by the
  managing owner and its
  affiliates                           (7,403)             (49,958)                (2,960)              (48,343)
                              -------------------   -------------------   -------------------   -------------------
Net expenses                          586,337              527,001                312,260               205,383
                              -------------------   -------------------   -------------------   -------------------
Net income (loss)                 $   345,941            $(602,976)           $ 1,022,579           $(1,110,300)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
ALLOCATION OF NET INCOME
  (LOSS)
Limited interests                 $   342,229            $(596,742)           $ 1,011,969           $(1,098,470)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
General interests                 $     3,712            $  (6,234)           $    10,610           $   (11,830)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
NET INCOME (LOSS) PER
  WEIGHTED AVERAGE LIMITED
  AND GENERAL INTEREST
Net income (loss) per
  weighted average limited
  and general interest            $      2.73            $   (6.72)           $      7.58           $    (11.33)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
Weighted average number of
  limited and general
  interests outstanding               126,716               89,725                134,903                98,010
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
-------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001            114,685.333     $12,079,558     $123,425      $12,202,983
Contributions                                37,836.560       3,755,563       29,655        3,785,218
Net gain                                             --         342,229        3,712          345,941
Redemptions                                 (10,296.831)     (1,060,153)          --       (1,060,153)
                                           ------------     -----------     ---------     -----------
Trust capital--June 28, 2002                142,225.062     $15,117,197     $156,792      $15,273,989
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                       4

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 28, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series F ('Series F') as of June 28, 2002 and the results of its operations for the periods from January 1, 2002 to June 28, 2002 ('Year-To-Date 2002'), January 1, 2001 to June 29, 2001 ('Year-To-Date 2001'),
March 30, 2002 to June 28, 2002 ('Second Quarter 2002'), and March 31, 2001 to June 29, 2001 ('Second Quarter 2001'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   The Managing Owner of Series F is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is an indirect wholly owned subsidiary of Prudential Financial, Inc. Series F reimburses the Managing Owner or its affiliates for services they perform for Series F, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series F's net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts will be borne by the Managing Owner and its affiliates. Because general and administrative expenses exceeded this limit, a portion of the expenses related to services the Managing Owner performed for Series F for Year-To-Date 2002, Year-To-Date 2001, Second Quarter 2002 and Second Quarter 2001 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series F and continue to pay the costs of offering its limited interests.

   The expenses incurred by Series F for services performed by the Managing Owner and its affiliates for Series F were:

                                     Year-To-Date      Year-To-Date      Second Quarter      Second Quarter
                                         2002              2001               2002                2001
                                     -------------     -------------     ---------------     ---------------
Commissions                            $ 377,768         $ 277,917          $ 200,711           $ 151,583
General and administrative                34,665            48,047             17,332              27,612
                                     -------------     -------------     ---------------     ---------------
                                         412,433           325,964            218,043             179,195
General and administrative ex-
  penses borne by the Managing
  Owner and its affiliates                (7,403)          (49,958)            (2,960)            (48,343)
                                     -------------     -------------     ---------------     ---------------
                                       $ 405,030         $ 276,006          $ 215,083           $ 130,852
                                     -------------     -------------     ---------------     ---------------
                                     -------------     -------------     ---------------     ---------------

   Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of June 28, 2002 and December 31, 2001 were $42,769 and $21,805, respectively.

   All of the proceeds of the offering of Series F are received in the name of Series F and are deposited in trading or cash accounts at PSI, Series F's commodity broker. Series F's assets are maintained with PSI or, for margin purposes, with the various exchanges on which Series F is permitted to trade. Series F receives
                                       5
interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate.

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

   As of June 28, 2002, a non-U.S. affiliate of the Managing Owner owned 54.037 limited interests of Series F.

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

Credit risk

   When entering into futures or forward contracts, Series F is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series F enters into forward transactions, the sole counterparty is PSI, Series F's commodity broker. Series F has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series F's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of Series F's contracts may result in greater loss than nonperformance on all of Series F's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series F.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series F and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing
                                       6
all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts that are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among Series F, the Managing Owner and the trading advisor, Series F shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II provides that Series F will liquidate its positions, and eventually dissolve, if Series F experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series F.

   PSI, when acting as Series F's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series F all assets of Series F relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At June 28, 2002, such segregated assets totalled $6,712,084.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series F related to foreign futures trading, which totalled $8,771,972 at June 28, 2002. There are no segregation requirements for assets related to forward trading.

   As of June 28, 2002, Series F's open futures contracts mature within one year.

D. Financial Highlights

                                  Year-To-Date     Year-To-Date     Second Quarter     Second Quarter
                                      2002             2001              2002               2001
                                  ------------     ------------     --------------     --------------
Performance per Interest
  Net asset value, beginning
  of period                         $ 106.40         $ 106.90          $ 100.67           $ 112.48
                                  ------------     ------------     --------------     --------------
  Net realized gain (loss) and
     change in net unrealized
     gain/loss on commodity
     transactions                       4.76            (2.27)             8.62             (10.46)
  Interest income                        .85             2.23               .42                .96
  Net expenses                         (4.62)           (5.96)            (2.32)             (2.08)
                                  ------------     ------------     --------------     --------------
  Net increase (decrease) for
     the period                          .99            (6.00)             6.72             (11.58)
                                  ------------     ------------     --------------     --------------
  Net asset value, end of
     period                         $ 107.39         $ 100.90          $ 107.39           $ 100.90
                                  ------------     ------------     --------------     --------------
                                  ------------     ------------     --------------     --------------
Total return                            .93%            (5.61)%           6.68%             (10.30)%
Ratio to average net assets
  (annualized)
  Interest income                      1.68%            4.23%             1.70%              3.75%
  Net expenses, including
     2.45% of incentive fees
     during Year-To-Date 2001          9.20%           11.39%             9.40%              8.20%

      These financial highlights represent the overall results of Series F during Year-To-Date 2002, Year-To-Date 2001, Second Quarter 2002 and Second Quarter 2001. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series F commenced operations on March 1, 2000 with gross proceeds of $5,185,012 allocated to commodities trading. Additional contributions raised through the continuous offering during the Second Quarter 2002 and for the period from March 1, 2000 (commencement of operations) to June 28, 2002 resulted in additional gross proceeds to Series F of $2,376,302 and $13,146,560. Additional limited interests of Series F will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $50,000,000 is sold.

   Limited interests in Series F may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of $1,060,153 for year-to-date 2002 and $345,833 for Second Quarter 2002 were entirely of limited interests, respectively. Redemptions of limited and general interests for the period from March 1, 2000 (commencement of operations) to June 28, 2002 were $3,915,343 and $9,324, respectively. Interests owned in one series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 28, 2002, 100% of Series F's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for trading in commodities. Inasmuch as the sole business of Series F is to trade in commodities, Series F continues to own such liquid assets to be used as margin. PSI credits Series F with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate.

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

   Since Series F's business is to trade futures contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series F's exposure to market risk is influenced by a number of factors, including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series F's speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond Series F's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series F and its trading advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with Series F's futures contracts.

   Series F does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of June 28, 2002 was $107.39, an increase of .93% from the December 31, 2001 net asset value per Interest of $106.40 and an increase of 6.68% from the March 31, 2002 net asset value per interest of $100.67. Past performance is not necessarily indicative of future results.

   Series F's trading gains/(losses) were $825,000 and $1,278,000 during Year-To-Date 2002 and Second Quarter 2002, respectively, compared to $(272,000) and $(999,000) for Year-To-Date 2001 and Second Quarter 2001, respectively. Due to the nature of Series F's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series F's Second Quarter 2002 trading results is presented below.

Quarterly Market Overview

   Despite reports by the Federal Reserve Board (the 'Fed') indicating that overall economic activity expanded at a moderate pace during the second quarter of 2002, investor sentiment remained bleak. Most major U.S. equity indices reached new lows as investor confidence worldwide was battered by reports of corporate leadership misconduct and accounting irregularities. Continued uncertainty in the Middle East and weaker than expected second quarter corporate earnings added to investor uncertainty. The U.S. dollar fell against most major foreign currencies during the quarter, while the price of interest rate instruments rose. In the U.S., residential real estate markets generally remained robust, but weakness persisted in most commercial markets. Retail sales were generally flat and labor markets remained weak. Consumer spending and manufacturing activity, which helped boost U.S. economic growth in previous quarters, remained stagnant at a relatively high level. Additionally, continued softness in the labor markets helped weaken consumer confidence. European and Asian economic activity mirrored that of the U.S., but to a lesser extent.

   Global equity markets moved sharply lower throughout the quarter as investor confidence collapsed in response to concerns about accounting transparency at some firms, heightened tension in the Middle East, and decreased corporate sales and profits. This resulted in investors re-evaluating their outlook for a near-term economic recovery. In the U.S., concerns that unannounced accounting problems will eliminate expected corporate profits continued to keep equity markets down. At quarter-end, the year-to-date returns for the S&P 500, the NASDAQ and the London FTSE were -14%, -25% and -10.75%, respectively.

   In bond markets, prices rose as interest rates fell in the U.S. on concerns regarding a weak economic recovery and declines in the equity markets. Additionally, declining equity markets led investors to switch allocations from equity markets to fixed income markets, which are perceived as the current safe haven for wealth. The Fed left interest rates unchanged at 1.75% in its two meetings this quarter, declaring that its economic outlook for the near future remained 'uncertain'. Other central banks, including the European Central Bank and the Bank of Japan, generally followed the lead of the Fed leaving rates unchanged and foreign bond markets rose as well.

   In foreign exchange markets, the U.S. dollar moved sharply lower against most major currencies throughout the quarter, falling to new lows against some currencies. Weak U.S. economic growth in relation to other economies and concerns regarding accounting irregularities in major U.S. corporations drove the dollar downward. Additionally, the decline in U.S. equity markets and investor confidence decreased the desire to hold U.S. assets driving the U.S. dollar lower against the euro, British pound, Swiss franc and Japanese yen.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. Gold prices reversed at quarter-end as a result of profit taking by traders and sentiment that the U.S. dollar would be supported by U.S. and Japanese central banks.

Quarterly Performance of Series F

   The following is a summary of performance for the major sectors in which Series F traded:

   Currencies (+): Long Japanese yen, Australian dollar, euro and Swiss franc positions resulted in gains as a weak U.S. economy and falling equity markets caused the U.S. dollar to fall against these currencies.

   Interest rates (+): Global bond markets rose as interest rates declined during the quarter in response to poor equity market performance. Long positions in U.S. and Japanese bonds resulted in gains.

   Energies (-): Energy prices declined amid increased U.S. stock suggesting ample supply for the summer season and anticipation that Russia would discontinue output restrictions. Long heating oil, crude oil and unleaded gas positions incurred losses.
                                       9

   Metals (-): Short copper positions incurred losses as copper rallied due to supply cutbacks initiated by some producers. Short aluminum and zinc positions resulted in losses as industrial metals rallied on the back of the output cuts in copper.

   Indices (-): Long positions in the S&P 500, NASDAQ and Nikkei Dow resulted in losses as equity indices fell amid concerns regarding U.S. economic recovery, accounting irregularities and weaker than expected corporate earnings.

   Series F's average net asset levels during Year-To-Date 2002 and Second Quarter 2002 have increased from Year-To-Date 2001 and Second Quarter 2001, primarily due to contributions during 2001 and 2002 in addition to strong trading performance during Second Quarter 2002 offset, in part, by redemptions. The increasing asset levels have led to proportionate increases in the amount of commissions and management fees incurred by Series F.

   Interest income is earned on the average net assets held at PSI and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $89,000 and $37,000 for Year-To-Date 2002 and Second Quarter 2002, respectively, as compared to Year-To-Date 2001 and Second Quarter 2001, due to the decrease in overall interest rates during 2002 offset, in part, by the increase in net assets as discussed above.

   Commissions are calculated on Series F's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association exchange and clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transactions fees increased $105,000 and $53,000 for Year-To-Date 2002 and Second Quarter 2002, respectively, as compared to Year-To-Date 2001 and Second Quarter 2001 due to the increase in net asset levels discussed above.

   All trading decisions for Series F are made by Campbell & Company, Inc. (the 'Trading Advisor'). Management fees are calculated on Series F's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $33,000 and $16,000 for Year-To-Date 2002 and Second Quarter 2002, respectively, as compared to Year-To-Date 2001 and Second Quarter 2001 due to the increase in net asset levels discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. An incentive was generated for Year-To-Date 2001 of $113,000 as a result of strong trading performance during First Quarter 2001. No incentive fees were generated during 2002.

   General and administrative expenses decreased $8,400 and $7,800 for Year-To-Date 2002 and Second Quarter 2002, respectively, as compared to Year-To-Date 2001 and Second Quarter 2001. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursements of costs incurred by the Managing Owner on behalf of Series F. To the extent that general and administrative expenses exceed 1.5% of Series F's net asset value during such year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded these limits, a portion of these expenses has been borne by the Managing Owner or its affiliates resulting in a net cost to Series F of $57,308 and $23,139, for Year-To-Date 2002 and Year-To-Date 2001, respectively, and $29,395 and $(8,206), in Second Quarter 2002 and Second Quarter 2001, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from March 30, 2002 to June 28, 2002.
                                                      Amount of
                                           -------------------------------
                   Date of Sale            Interests sold    Cash received
                  --------------------------------------------------------
                  April 15, 2002                  50            $ 4,598
                  May 6, 2002                     50            $ 4,904
                  May 13, 2002                    50            $ 4,951
                  May 27, 2002                    50            $ 4,886

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective May 2002, Steven Weinreb was elected by the Board of Directors of Prudential Securities Futures Management Inc. as Chief Financial Officer replacing Barbara Brooks..

Item 6. (a) Exhibits--

 3.1
 and
 4.1--Second Amended and Restated Declaration of Trust and Trust Agreement of
      World Monitor Trust II dated as of March 28, 2002, (incorporated by reference to Exhibits 3.1 and 4.1 to Post-Effective Amended No. 4 to Series F's Registration Statement on Form S-1, File No. 333-83017)

 4.2--Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 4 to Series F's Registration Statement on Form S-1, File No. 333-83017)

 4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to
      Post-Effective Amendment No. 4 to Series F's Registration Statement on Form S-1, File No. 333-83017)

 4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Series F's Registration Statement on Form S-1, File No. 333-83017)

99.1--Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
      Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)

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

WORLD MONITOR TRUST II--SERIES F

By: Prudential Securities Futures Management
Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: August 12, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer
                                       12