Form 10-Q
period 2002-09-27
WORLD MONITOR TRUST II SERIES F
filed 2002-11-12
CIK 1090702

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 27, 2002

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check CK whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No _CK_

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)

                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 27,     December 31,
                                                                          2002              2001
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $19,413,575      $11,860,858
Net unrealized gain on open futures contracts                              803,716          549,442
Accrued interest receivable                                                 27,586               --
                                                                      -------------     ------------
Total assets                                                           $20,244,877      $12,410,300
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Accrued expenses                                                       $    72,174      $    74,176
Commissions and other transaction fees payable                              91,249           60,919
Management fees payable                                                     30,489           19,796
Redemptions payable                                                         80,289           52,294
Incentive fee payable                                                      532,634              132
                                                                      -------------     ------------
Total liabilities                                                          806,835          207,317
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (158,157.734 and 113,525.333 interests
  outstanding)                                                          19,236,142       12,079,558
General interests (1,660 and 1,160 interests outstanding)                  201,900          123,425
                                                                      -------------     ------------
Total trust capital                                                     19,438,042       12,202,983
                                                                      -------------     ------------
Total liabilities and trust capital                                    $20,244,877      $12,410,300
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interests ('Interests')        $    121.63      $    106.40
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)

                       CONDENSED SCHEDULES OF INVESTMENTS

                                                September 27, 2002                  December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures Contracts                        Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
     Interest rates                                           $432,546                            $(27,465)
     Stock Indices                                                  --                              15,933
     Currencies                                                (31,700)                            136,963
     Commodities                                               166,463                              (4,008)
                                             -----         --------------        ------        --------------
          Net unrealized gain on
          futures contracts purchased         2.92%            567,309             0.99%           121,423
                                                           --------------                      --------------
Futures contracts sold:
     Interest rates                                                 --                              26,672
     Stock Indices                                              70,665                               9,439
     Currencies                                                146,032                             440,077
     Commodities                                                19,710                             (48,169)
                                                           --------------                      --------------
          Net unrealized gain on
          futures contracts sold              1.21%            236,407             3.51%           428,019
                                             -----         --------------        ------        --------------
Net unrealized gain on futures
  contracts                                   4.13%           $803,716             4.50%          $549,442
                                             -----         --------------        ------        --------------
                                             -----         --------------        ------        --------------

Settlement Currency--Futures Contracts
--------------------------------------
     British pound                             .53%           $103,521            (0.05)%         $ (5,935)
     Canadian Dollar                           .03%              5,360               --                 --
     Euro                                     1.11%            216,351             0.19%            23,472
     Hong Kong                                (.04)%            (7,885)              --                 --
     Japanese yen                             (.27)%           (53,386)           (0.20)%          (24,956)
     Swiss franc                               .10%             19,511            (0.09)%          (10,436)
     U.S. dollar                              2.67%            520,244             4.65%           567,297
                                             -----         --------------        ------        --------------
          Total                               4.13%           $803,716             4.50%          $549,442
                                             -----         --------------        ------        --------------
                                             -----         --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              For the period from   For the period from   For the period from   For the period from
                              January 1, 2002 to    January 1, 2001 to     June 29, 2002 to      June 30, 2001 to
                              September 27, 2002    September 28, 2001    September 27, 2002    September 28, 2001
-------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on
  commodity transactions          $ 3,707,057           $   887,988           $ 3,373,558           $   779,696
Change in net unrealized
  gain/loss on open
  commodity positions                 254,274               (11,521)             (237,545)              368,473
Interest income                       187,054               282,992                80,094                87,265
                              -------------------   -------------------   -------------------   -------------------
                                    4,148,385             1,159,459             3,216,107             1,235,434
                              -------------------   -------------------   -------------------   -------------------
EXPENSES
Commissions and other
  transaction fees                    690,909               469,635               287,980               172,147
Management fees                       218,987               145,927                92,887                53,040
Incentive fee                         532,634               113,712               532,634                   225
General and administrative            102,847               110,648                38,136                37,551
                              -------------------   -------------------   -------------------   -------------------
                                    1,545,377               839,922               951,637               262,963
General and administrative
  expenses borne by the
  managing owner and its
  affiliates                          (12,701)              (64,732)               (5,298)              (14,774)
                              -------------------   -------------------   -------------------   -------------------
Net expenses                        1,532,676               775,190               946,339               248,189
                              -------------------   -------------------   -------------------   -------------------
Net income                        $ 2,615,709           $   384,269           $ 2,269,768           $   987,245
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
ALLOCATION OF NET INCOME
Limited interests                 $ 2,589,039           $   380,327           $ 2,246,810           $   977,069
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
General interests                 $    26,670           $     3,942           $    22,958           $    10,176
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
NET INCOME PER WEIGHTED
  AVERAGE LIMITED AND
  GENERAL INTEREST
Net income per weighted
  average limited and
  general interest                $     19.24           $      4.10           $     14.64           $      9.70
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
Weighted average number of
  limited and general
  interests outstanding               135,946                93,745               155,086               101,794
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------

-------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001            114,685.333     $12,079,558     $123,425      $12,202,983
Contributions                                64,732.430       6,722,963       51,805        6,774,768
Net gain                                             --       2,589,039       26,670        2,615,709
Redemptions                                 (19,600.029)     (2,155,418)          --       (2,155,418)
                                           ------------     -----------     ---------     -----------
Trust capital--September 27, 2002           159,817.734     $19,236,142     $201,900      $19,438,042
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------

-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 27, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series F ('Series F') as of September 27, 2002 and December 31, 2001 and the results of its operations for the periods from January 1, 2002 to September 27, 2002 ('Year-To-Date 2002'), January 1, 2001 to September 28, 2001 ('Year-To-Date 2001'), June 29, 2002 to September 27, 2002 ('Third Quarter 2002'), and June 30, 2001 to September 28, 2001 ('Third Quarter 2001'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   The Managing Owner of Series F is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is an indirect wholly owned subsidiary of Prudential Financial, Inc. Series F reimburses the Managing Owner or its affiliates for services they perform for Series F, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series F's net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts will be borne by the Managing Owner and its affiliates. Because general and administrative expenses exceeded this limit, a portion of the expenses related to services the Managing Owner performed for Series F for Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series F and continue to pay the costs of offering its limited interests.

   The expenses incurred by Series F for services performed by the Managing Owner and its affiliates for Series F were:

                                     Year-To-Date      Year-To-Date       Third Quarter       Third Quarter
                                         2002              2001               2002                2001
                                     -------------     -------------     ---------------     ---------------
Commissions                            $ 651,502         $ 436,790          $ 273,734           $ 158,873
General and administrative                53,498            73,072             18,833              25,025
                                     -------------     -------------     ---------------     ---------------
                                         705,000           509,862            292,567             183,898
General and administrative ex-
  penses borne by the Managing
  Owner and its affiliates               (12,701)          (64,732)            (5,298)            (14,774)
                                     -------------     -------------     ---------------     ---------------
                                       $ 692,299         $ 445,130          $ 287,268           $ 169,124
                                     -------------     -------------     ---------------     ---------------
                                     -------------     -------------     ---------------     ---------------

   General and administrative expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of September 27, 2002 and December 31, 2001 were $30,896 and $21,805, respectively.

   All of the proceeds of the offering of Series F are received in the name of Series F and are deposited in trading or cash accounts at PSI, Series F's commodity broker. Series F's assets are maintained with PSI or, for margin purposes, with the various exchanges on which Series F is permitted to trade. Series F receives interest income on 100% of its average daily equity maintained in its accounts with PSI during each month at the 13-week Treasury bill discount rate.

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

Credit risk

   When entering into futures or forward contracts, Series F is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series F enters into forward transactions, the sole counterparty is PSI, Series F's commodity broker. Series F has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance on all of Series F's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of Series F's contracts may result in greater loss than nonperformance on all of Series F's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series F.

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

   PSI, when acting as Series F's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series F all assets of Series F relating to domestic futures trading and is not permitted to commingle such assets with other assets of PSI. At September 27, 2002, such segregated assets totalled $6,340,676. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series F related to foreign futures trading, which totalled $13,876,615 at September 27, 2002. There are no segregation requirements for assets related to forward trading.

   As of September 27, 2002, Series F's open futures contracts mature within one year.

D. Financial Highlights

                                     Year-To-Date      Year-To-Date       Third Quarter       Third Quarter
                                         2002              2001               2002                2001
                                     -------------     -------------     ---------------     ---------------
Performance per Interest
  Net asset value, beginning of
  period                                $106.40           $106.90            $107.39             $100.90
                                     -------------     -------------     ---------------     ---------------
  Net realized gain and change in
     net unrealized gain/loss on
     commodity transactions               24.55              8.89              19.79               11.16
  Interest income                          1.36              3.09                .51                 .86
  Net expenses                           (10.68)            (8.40)             (6.06)              (2.44)
                                     -------------     -------------     ---------------     ---------------
  Net increase for the period             15.23              3.58              14.24                9.58
                                     -------------     -------------     ---------------     ---------------
  Net asset value, end of period        $121.63           $110.48            $121.63             $110.48
                                     -------------     -------------     ---------------     ---------------
                                     -------------     -------------     ---------------     ---------------
Total return                              14.31%             3.35%             13.26%               9.49%
Ratio to average net assets
  (annualized)
  Interest income                          1.80%             3.90%              1.79%               3.31%
  Net expenses, including 5.13%,
     1.57%, 11.87% and .01% of
     incentive fees during
     Year-To-Date 2002,
     Year-To-Date 2001, Third
     Quarter 2002 and Third
     Quarter 2001, respectively           14.76%            10.68%             21.10%               9.42%

   These financial highlights represent the overall results of Series F during Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series F commenced operations on March 1, 2000 with gross proceeds of $5,185,012 allocated to commodities trading. Additional contributions raised through the continuous offering during Year-To-Date 2002, Third Quarter 2002 and for the period from March 1, 2000 (commencement of operations) to September 27, 2002 resulted in additional gross proceeds to Series F of $6,774,768, $2,989,550 and $16,136,110, respectively. Additional limited interests of Series F will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $50,000,000 is sold.

   Limited interests in Series F may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of $2,155,418 for year-to-date 2002 and $1,095,265 for Third Quarter 2002 were entirely of limited interests, respectively. Redemptions of limited and general interests for the period from March 1, 2000 (commencement of operations) to September 27, 2002 were $5,010,608 and $9,324, respectively. Interests owned in one series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 27, 2002, 100% of Series F's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for trading in commodities. Inasmuch as the sole business of Series F is to trade in commodities, Series F continues to own such liquid assets to be used as margin. PSI credits Series F with interest income on 100% of its average daily equity maintained in its accounts with PSI during each month at the 13-week Treasury bill discount rate.

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

Results of Operations

   The net asset value per Interest as of September 27, 2002 was $121.63, an increase of 14.31% from the December 31, 2001 net asset value per Interest of $106.40 and an increase of 13.26% from the June 28, 2002 net asset value per interest of $107.39. Past performance is not necessarily indicative of future results.

   Series F's trading gains before commissions and related fees were $3,961,000 and $3,136,000 during Year-To-Date 2002 and Third Quarter 2002, respectively, compared to $876,000 and $1,148,000 for Year-To-Date 2001 and Third Quarter 2001, respectively. Due to the nature of Series F's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series F's Third Quarter 2002 trading results is presented below.

Quarterly Market Overview

   Throughout the third quarter of 2002, household wealth continued to decrease as the result of pervasive declines in global equity markets and uncertainty regarding worldwide economies. As a result, U.S. consumer spending, which helped boost U.S. economic growth in the past, was adversely impacted. Additionally, the higher cost of equity capital, heightened degree of risk aversion and uncertainty regarding debt and equity markets further inhibited consumer and business investment worldwide. In the U.S., decreasing wealth stemming from losses on equities were offset, in part, by continuing increases in home equity values. Low mortgage interest rates remained a key factor in sustaining the housing market at a relatively elevated level. Fears of slowing global economies resulted in major declines in long-term interest rates and bond markets surged. Foreign economies followed the lead of the U.S. with persistent weakness evident in European, Asian and Latin American economies, particularly in Japan and Brazil.

   In the interest rate sector, negative economic news throughout the quarter coupled with significant downturns in world equity markets and disappointing corporate profits caused a flight to quality into bond markets around the world. The U.S. Federal Reserve Bank left interest rates unchanged at 1.75% in its two meetings this quarter, switching its economic outlook for the near future from 'uncertain' to a bias toward 'economic weakness'. The European Central Bank left short-term interest rates unchanged as well. The Japanese bond market was particularly strong as the Japanese economy continued to struggle with recession and investors fled to bonds for safety.

   The S&P 500 fell 17.63%, the Dow Jones Industrial Average decreased 17.87% and the London FTSE dropped 20.07% for the quarter as investor confidence collapsed in response to continued concerns about accounting transparency, government investigations, heightened tension in the Middle East, and decreased corporate sales and profits. In Japan, the Nikkei Index hit new lows as the economy continued to struggle with structural problems and the Japanese government prepared new fiscal policy initiatives.

   In foreign exchange markets, the U.S. dollar began the quarter down against many foreign currencies, but reversed its trend towards quarter-end. The euro surpassed parity with the U.S. dollar early in the quarter as investors' desire for U.S. assets decreased, but ended the quarter lower. The British pound rose against the U.S. dollar early in the quarter amid perceived strength in the British economy, while the Japanese yen weakened as worries regarding the Japanese economy persisted.

   Energy markets continued their upward climb as fears of impending war with Iraq pushed crude oil prices up significantly. Crude oil rose from the low $20's per barrel earlier in the year to approximately $30 a barrel at quarter-end.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. In commodities markets, drought in the Mid-Western United States drove price increases in corn, wheat and soybean markets. Cocoa prices soared as supply deficits and violence in the Ivory Coast pushed the markets to sixteen-year highs.

Quarterly Performance of Series F

   The following is a summary of performance for the major sectors in which Series F traded:

   Interest rates (+): Interest rate instruments rose throughout the quarter in response to weak economies and poor equity market performance worldwide. Long positions in U.S., European and Japanese bonds resulted in gains.

   Indices (+): Short positions in the S&P 500, NASDAQ, Nikkei Dow and Euro DAX resulted in gains as weak economic data and disappointing earning reports pressed global equity markets downward throughout the quarter.

   Energies (+): Energy prices rallied amid speculation of imminent war with Iraq, low crude oil stock in the U.S. and seasonal demand pressure. Long crude and heating oil positions resulted in gains.

   Currencies (-): The U.S. dollar reversed its downward trend against many foreign currencies toward quarter-end resulting in losses for long British pound, Japanese yen and Swiss franc positions.

   Metals (-): Weak economic conditions caused price declines in industrial metals resulting in losses for long zinc and nickel positions.

   Series F's average net asset levels during Year-To-Date 2002 and Third Quarter 2002 have increased from Year-To-Date 2001 and Third Quarter 2001, primarily due to contributions during 2001 and 2002 in addition to strong trading performance during June 2002 and Third Quarter 2002 offset, in part, by redemptions. The increasing asset levels have led to proportionate increases in the amount of commissions and management fees incurred by Series F.

   Interest income is earned on its average daily equity maintained in its accounts with PSI and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $96,000 and $7,000 for Year-To-Date 2002 and Third Quarter 2002, respectively, as compared to Year-To-Date 2001 and Third Quarter 2001, due to the decrease in overall interest rates during 2002 offset, in part, by the increase in net assets as discussed above.

   Commissions are calculated on Series F's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transactions fees increased $221,000 and $116,000 for Year-To-Date 2002 and Third Quarter 2002, respectively, as compared to Year-To-Date 2001 and Third Quarter 2001 due to the increase in net asset levels discussed above.

   All trading decisions for Series F are made by Campbell & Company, Inc. (the 'Trading Advisor'). Management fees are calculated on Series F's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $73,000 and $40,000 for Year-To-Date 2002 and Third Quarter 2002, respectively, as compared to Year-To-Date 2001 and Third Quarter 2001 due to the increase in net asset levels discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. The incentive fee for Year-To-Date 2002 and Third Quarter 2002 of $533,000 was generated as a result of strong trading performance during Third Quarter 2002. An incentive fee of $113,000 was generated for Year-To-Date 2001.

   General and administrative expenses were $103,000, $111,000, $38,000 and $38,000 for Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursements of costs incurred by the Managing Owner on behalf of Series F. To the extent that general and administrative expenses exceed 1.5% of Series F's net asset value during such year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded these limits, a portion of these expenses has been borne by the Managing Owner or its affiliates resulting in a net cost to Series F of $90,000 and $46,000, for Year-To-Date 2002 and Year-To-Date 2001, respectively, and $33,000 and $23,000, in Third Quarter 2002 and Third Quarter 2001, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

   Within the 90 days prior to the date of this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Series F's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's Chief Executive Officer and Chief Financial Officer concluded that Series F's disclosure controls and procedures are effective. There were no significant changes in Series F's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from June 29, 2002 to September 27, 2002.

                                                          Amount of
                                               -------------------------------
                           Date of Sale        Interests sold    Cash received
                      --------------------------------------------------------
                      July 8, 2002                   100            $10,331
                      August 12, 2002                 50              5,813
                      September 9, 2002               50              6,006
                                                                 -------------
                                                                    $22,150
                                                                 -------------
                                                                 -------------

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

 4.4-- Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Series F's Registration Statement on Form S-1, File No. 333-83017)

99.1-- Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
       Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)

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

WORLD MONITOR TRUST II--SERIES F

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: November 12, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer

                                 CERTIFICATIONS

I, Eleanor L. Thomas, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of World Monitor Trust II--Series F ('Series F');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Series F as of, and for, the periods presented in this quarterly report;

   4. Series F's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Series F and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Series F, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Series F's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. Series F's other certifying officers and I have disclosed, based on our most recent evaluation, to Series F's auditors and the board of directors of the managing owner of Series F:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Series F's ability to record, process, summarize and report financial data and have identified for Series F's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Series F's internal controls; and

   6. Series F's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002               /s/ Eleanor L. Thomas
                                       --------------------------------------
                                       Eleanor L. Thomas
                                       President (chief executive officer)
                                        of the managing owner of Series F

I, Steven Weinreb, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of World Monitor Trust II--Series F ('Series F');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Series F as of, and for, the periods presented in this quarterly report;

   4. Series F's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Series F and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Series F, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Series F's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. Series F's other certifying officers and I have disclosed, based on our most recent evaluation, to Series F's auditors and the board of directors of the managing owner of Series F:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Series F's ability to record, process, summarize and report financial data and have identified for Series F's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Series F's internal controls; and

   6. Series F's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002               /s/ Steven Weinreb
                                       --------------------------------------
                                       Steven Weinreb
                                       Chief Financial Officer
                                        of the managing owner of Series F