Form 10-Q
period 2003-09-26
WORLD MONITOR TRUST II SERIES F
filed 2003-11-10
CIK 1090702

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 26, 2003

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 26,     December 31,
                                                                          2003              2002
----------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                     $46,591,245      $22,062,970
Net unrealized gain on open futures contracts                              993,177          843,705
Accrued interest receivable                                                 37,929               --
                                                                      -------------     ------------
Total assets                                                           $47,622,351      $22,906,675
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Accrued expenses                                                       $    81,891      $    98,802
Commissions and other transaction fees payable                             222,994          117,938
Management fees payable                                                     72,772           38,860
Redemptions payable                                                         97,476               --
Incentive fee payable                                                        1,236               --
                                                                      -------------     ------------
Total liabilities                                                          476,369          255,600
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (353,622.059 and 188,782.991 interests
  outstanding)                                                          46,665,632       22,420,673
General interests (3,640 and 1,940 interests outstanding)                  480,350          230,402
                                                                      -------------     ------------
Total trust capital                                                     47,145,982       22,651,075
                                                                      -------------     ------------
Total liabilities and trust capital                                    $47,622,351      $22,906,675
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interests ('Interests')        $    131.96      $    118.76
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
                       CONDENSED SCHEDULES OF INVESTMENTS

                                                September 26, 2003                  December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
     Interest rates                                         $   (880,493)                        $  271,175
     Stock Indices                                                46,674                             (4,115)
     Currencies                                                3,568,938                          1,204,100
     Commodities                                                    (278)                            23,010
                                            -------        --------------        ------        --------------
          Net unrealized gain on
          futures contracts purchased          5.80%           2,734,841           6.60%          1,494,170
Futures contracts sold:
     Stock Indices                                               (90,470)                            43,901
     Currencies                                               (1,494,918)                          (695,153)
     Commodities                                                (156,276)                               787
                                                           --------------                      --------------
          Net unrealized (loss) on
          futures contracts sold              (3.69)          (1,741,664)         (2.87)           (650,465)
                                            -------        --------------        ------        --------------
Net unrealized gain on futures
  contracts                                    2.11%        $    993,177           3.73%         $  843,705
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Settlement Currency--Futures Contracts
--------------------------------------
     British pound                            (0.37)%       $   (174,862)          0.12%         $   25,746
     Canadian dollar                           0.01                5,651           0.01               3,147
     Euro                                     (0.84)            (395,625)          0.52             118,446
     Hong Kong dollar                            --                   --           0.04               8,854
     Japanese yen                             (0.16)             (79,023)          0.26              58,542
     Swiss franc                               0.02                9,729           0.08              16,992
     U.S. dollar                               3.45            1,627,307           2.70             611,978
                                            -------        --------------        ------        --------------
          Total                                2.11%        $    993,177           3.73%         $  843,705
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              For the period from   For the period from   For the period from   For the period from
                              January 1, 2003 to    January 1, 2002 to     June 28, 2003 to      June 29, 2002 to
                              September 26, 2003    September 27, 2002    September 26, 2003    September 27, 2002
-------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on
  commodity transactions          $ 4,905,379           $ 3,707,057           $(1,776,042)          $ 3,373,558
Change in net unrealized
  gain/loss on open
  commodity positions                 149,472               254,274             2,172,808              (237,545)
Interest income                       291,130               187,054               101,338                80,094
                              -------------------   -------------------   -------------------   -------------------
                                    5,345,981             4,148,385               498,104             3,216,107
                              -------------------   -------------------   -------------------   -------------------
EXPENSES
Commissions and other
  transaction fees                  1,765,515               690,909               738,187               287,980
Management fees                       567,553               218,987               236,210                92,887
Incentive fee                         604,158               532,634                 1,236               532,634
General and administrative            101,938               102,847                34,898                38,136
                              -------------------   -------------------   -------------------   -------------------
                                    3,039,164             1,545,377             1,010,531               951,637
General and administrative
  expenses borne by the
  managing owner and its
  affiliates                               --               (12,701)                   --                (5,298)
                              -------------------   -------------------   -------------------   -------------------
Net expenses                        3,039,164             1,532,676             1,010,531               946,339
                              -------------------   -------------------   -------------------   -------------------
Net income (loss)                 $ 2,306,817           $ 2,615,709           $  (512,427)          $ 2,269,768
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                 $ 2,283,360           $ 2,589,039           $  (507,232)          $ 2,246,810
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
General interests                 $    23,457           $    26,670           $    (5,195)          $    22,958
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
NET INCOME (LOSS) PER
  WEIGHTED AVERAGE LIMITED
  AND GENERAL INTEREST
Net income (loss) per
  weighted average limited
  and general interest            $      8.04           $     19.24           $     (1.43)          $     14.64
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
Weighted average number of
  limited and general
  interests outstanding               286,799               135,946               358,643               155,086
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
-------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002            190,722.991     $22,420,673     $230,402      $22,651,075
Contributions                               188,246.340      24,857,209      226,491       25,083,700
Net income                                                    2,283,360       23,457        2,306,817
Redemptions                                 (21,707.272)     (2,895,610)          --       (2,895,610)
                                           ------------     -----------     ---------     -----------
Trust capital--September 26, 2003           357,262.059     $46,665,632     $480,350      $47,145,982
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 26, 2003
                                  (Unaudited)
A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series F ('Series F') as of September 26, 2003 and December 31, 2002 and the results of its operations for the periods from January 1, 2003 to September 26, 2003 ('Year-To-Date 2003'), January 1, 2002 to September 27, 2002 ('Year-To-Date 2002'), June 28, 2003 to September 26, 2003 ('Third Quarter 2003'), and June 29, 2002 to September 27, 2002 ('Third Quarter 2002'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC ('WPFA'), to be owned 62% by Wachovia and 38% by Prudential. The transaction closed July 1, 2003. As a result, the retail brokerage operations of Prudential Securities Incorporated ('PSI') were contributed to Wachovia Securities, LLC ('Wachovia Securities'). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ('NASD') and all major securities exchanges. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. ('PEG'). PEG remains an indirectly wholly-owned subsidiary of Prudential and is a registered broker-dealer and a member of the NASD and all major securities exchanges. PEG continues to conduct the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it previously conducted as PSI. The Managing Owner also remains an indirectly wholly-owned subsidiary of Prudential.

   Series F's Interests were offered until it substantially achieved its subscription maximum of $50,000,000 on the sale of limited interests during July 2003.

B. Related Parties

   The Managing Owner of Series F is a wholly owned subsidiary of PEG which, in turn, is an indirect wholly owned subsidiary of Prudential. Series F reimburses the Managing Owner or its affiliates for services they perform for Series F, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series F's net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts will be borne by the Managing Owner and its affiliates. Because general and administrative expenses during Year-To-Date 2002 and Third Quarter 2002 exceeded such limitations, a portion of these expenses related to services the Managing Owner performed for Series F other than brokerage services have been borne by the Managing Owner and its affiliates. Additionally, PEG or its affiliates paid the costs of organizing Series F and offering its limited interests.

   The expenses incurred by Series F for services performed by the Managing Owner and its affiliates for Series F were:

                                     Year-To-Date      Year-To-Date       Third Quarter       Third Quarter
                                         2003              2002               2003                2002
                                     -------------     -------------     ---------------     ---------------
Commissions                           $ 1,687,851        $ 651,502          $ 706,706           $ 273,734
General and administrative                 58,677           53,498             19,561              18,833
                                     -------------     -------------     ---------------     ---------------
                                        1,746,528          705,000            726,267             292,567
General and administrative ex-
  penses borne by the Managing
  Owner and its affiliates                     --          (12,701)                --              (5,298)
                                     -------------     -------------     ---------------     ---------------
                                      $ 1,746,528        $ 692,299          $ 726,267           $ 287,268
                                     -------------     -------------     ---------------     ---------------
                                     -------------     -------------     ---------------     ---------------

   General and administrative expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of September 26, 2003 and December 31, 2002 were $46,945 and $42,289, respectively.

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

Credit risk

   When entering into futures or forward contracts, Series F is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general,
                                       6
clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by Series F as PEG, Series F's commodity broker, is the sole counterparty. Series F has entered into a master netting agreement with PEG and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series F's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of Series F's contracts may result in greater loss than nonperformance on all of Series F's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series F.

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

   PEG, when acting as Series F's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series F all assets of Series F relating to domestic futures trading and is not allowed to commingle such assets with other assets of PEG. At September 26, 2003, such segregated assets totalled $9,306,288. Part 30.7 of the CFTC regulations also requires PEG to secure assets of Series F related to foreign futures trading, which totalled $38,278,134 at September 26, 2003. There are no segregation requirements for assets related to forward trading.

   As of September 26, 2003, Series F's open futures contracts mature within one year.
                                       7

D. Financial Highlights

                                  Year-To-Date     Year-To-Date     Third Quarter     Third Quarter
                                      2003             2002             2003              2002
                                  ------------     ------------     -------------     -------------
Performance per Interest
  Net asset value, beginning
  of period                         $ 118.76         $ 106.40          $133.23           $107.39
                                  ------------     ------------     -------------     -------------
  Net realized gain (loss) and
     change in net unrealized
     gain/loss on commodity
     transactions                      23.81            24.55             1.31             19.79
  Interest income                       1.03             1.36              .28               .51
  Net expenses                        (11.64)          (10.68)           (2.86)            (6.06)
                                  ------------     ------------     -------------     -------------
  Net increase for the period          13.20            15.23            (1.27)            14.24
                                  ------------     ------------     -------------     -------------
  Net asset value, end of
     period                         $ 131.96         $ 121.63          $131.96           $121.63
                                  ------------     ------------     -------------     -------------
                                  ------------     ------------     -------------     -------------
Total return                           11.11%           14.31%           (0.95)%           13.26%
Ratio to average net assets
  (annualized)
  Interest income                       1.04%            1.80%             .87%             1.79%
  Net expenses, including
     2.15%, 5.13%, 0.01% and
     11.87% of incentive fees
     during Year-To-Date 2003,
     Year-To-Date 2002, Third
     Quarter 2003 and Third
     Quarter 2002,
     respectively.                     10.82%           14.76%            8.65%            21.10%

      These financial highlights represent the overall results of Series F during Year-To-Date 2003, Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                        WORLD MONITOR TRUST II--SERIES F
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series F commenced operations on March 1, 2000 with gross proceeds of $5,185,012 allocated to commodities trading. Additional contributions raised through the continuous offering during Year-To-Date 2003, Third Quarter 2003 and for the period from March 1, 2000 (commencement of operations) to September 26, 2003 resulted in additional gross proceeds to Series F of $25,083,700, $5,988,845 and $45,240,236, respectively. Series F's Interests were offered until it substantially achieved its subscription maximum of $50,000,000 on the sale of limited interests during July 2003.

   Limited interests in Series F may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of $2,895,610 for Year-To-Date 2003 and $1,184,581 for Third Quarter 2003 were entirely of limited interests, respectively. Redemptions of limited and general interests for the period from March 1, 2000 (commencement of operations) to September 26, 2003 were $8,282,048 and $9,324, respectively. Additionally, Interests owned in one series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Series F and World Monitor Trust II--Series E are no longer offered to the public as these Series substantially achieved their subscription maximums during July 2003 and June 2003, respectively. In addition, since July 2003, the offering of interests in World Monitor Trust II--Series D ('Series D') has been temporarily suspended, pending certain regulatory approvals that the Managing Owner expects to obtain in the near future. Accordingly, at this time, Interests may not be exchanged. Exchanges from Series F into Series D may resume once the requirements discussed above are complied with. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 26, 2003, 100% of Series F's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for trading in commodities. Inasmuch as the sole business of Series F is to trade in commodities, Series F continues to own such liquid assets to be used as margin. PEG credits Series F with interest income on 100% of its average daily equity maintained in its accounts with PEG during each month at the 13-week Treasury bill discount rate.

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

Results of Operations

   The net asset value per Interest as of September 26, 2003 was $131.96, an increase of 11.11% from the December 31, 2002 net asset value per Interest of $118.76 and a decrease of 0.95% from the June 27, 2003 net asset value per interest of $133.23. Past performance is not necessarily indicative of future results.

   Series F's trading gains and (losses) before commissions and related fees were $5,055,000 and $397,000 during Year-To-Date 2003 and Third Quarter 2003, respectively, compared to $3,961,000 and $3,136,000 for Year-To-Date 2002 and Third Quarter 2002, respectively. Due to the nature of Series F's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series F's Third Quarter 2003 trading results is presented below.

Quarterly Market Overview

   In the U.S., the third quarter of 2003 was marked by an economic growth rate of 7.2 percent--the fastest rate since 1984--which was boosted by strong consumer and business spending. Leading indicators rose throughout July and August, but fell 0.2 percent in September, the first decline in four months. Manufacturing and industrial production grew throughout the quarter, although at a slower pace, as new orders and production gradually strengthened. Child tax credit checks arrived in July and August in time for the crucial back-to-school retail sales period boosting disposable income to its biggest gain in a year. Consumer spending, which makes up two-thirds of the economy, rose throughout most of the quarter as retail sales increased 1.4 percent in July--the largest increase in four months--and 0.6 percent in August, but cooled in September. Housing, automobile and durable goods markets aided by incentives and low-interest rates continued at a high clip. However, consumer confidence was mixed in July and declined in September to the lowest level since the war in Iraq as a result of higher gas prices and continued job losses. Despite a slowdown in layoffs, hiring has not picked up as companies continued to focus on becoming more efficient. The U.S. economy lost 49,000 jobs in July and a record 93,000 jobs in August. The majority of job losses occurred in the manufacturing sector, which experienced its 38th consecutive monthly drop in employment in September. Non-farm payrolls, mostly in the private sector, rose for the first time in eight months in September. Watching over the weak labor market, the U.S. Federal Reserve maintained the target for the federal funds rate at one percent, a 45-year low, at both its August and September meetings.

   The global economy experienced mixed growth in the third quarter. Widening deficits, rising unemployment, declining business and consumer confidence and sluggish economic growth continued to dog the 12-nation euro zone. The European Central Bank left rates untouched at the end of September. The outlook was rosier in Japan as capital spending spurred a recovery from its third recession in a decade. Unemployment reached its lowest level since mid-2001, and although Japanese consumer spending remained flat, business investments have gradually grown.

   Indices: The three major U.S. market gauges (Dow Jones Industrial Average, S&P 500 and NASDAQ) boasted a second quarter of gains after three years of declines, even though they finished lower in September. Stronger corporate earnings, growth in capital and consumer spending and a third consecutive month of manufacturing growth boosted stock prices. Toward the end of September, the Dow Jones Industrial Average, S&P 500 and NASDAQ declined based on weak economic data and a rush by investors to lock in third quarter gains. Japanese stocks experienced their biggest sell-off in two years as a result of the pullback in U.S. equities and the U.S. dollar's 33-month low against the yen. Investors were concerned about poor consumer confidence figures, weak third-quarter earnings results, high stock valuations, sketchy corporate governance, persistent job market weakness, escalating conflict in the Middle East, and a production cut by OPEC. Nonetheless, the Japanese Nikkei reached a 15-month high in mid-September with an overall gain of 12.5 percent. Most Asian markets reported robust returns with European markets edging upwards throughout the quarter resulting in two consecutive quarters of gains for global stock markets.

   Interest Rates: Volatility marked the performance of U.S. Treasuries, as prices fell 1.9 percent with yields rising to 3.9 percent in the third quarter. The majority of damage occurred in July as U.S. Treasuries posted their worst monthly return in more than two decades when investors shifted their allocations from bonds to stocks on the basis of stronger economic data. Prices rebounded in August, but dipped again in mid-September as a result of profit taking ahead of economic data reports. U.S. Treasury prices jumped at the end of September on the back of soft consumer confidence figures, depressed job market reports, slower manufacturing activity reports, and a weaker dollar. As a result of improved world growth, global
                                       10
bond yields began low at the beginning of the quarter and rose in every major developed bond market with Japanese bonds experiencing the greatest rise in yields.

   Currencies: In the foreign exchange markets, the U.S. dollar remained weak and fell at the end of September when the Group of 7 and the U.S. Treasury Secretary John Snow called for more exchange rate flexibility and further supported a weak dollar policy. The dollar declined to a 33-month low against the Japanese yen reversing only after intervention by the Bank of Japan. News of the intervention forced European currencies lower. However, the Euro ended the quarter at its highest level against the dollar since mid-June.

   Energies: Gas prices rose in July and August as a result of a surge in energy production demands due to abnormally warm weather in the U.S. Midwest and Northeast. Natural gas prices rose seven percent as a result of a buildup in supply below projections. To hedge against inflation, investors began buying oil in August. Unexpected growth in U.S. inventories drove oil prices lower, reaching four-month lows. Oil prices spiked in September as OPEC announced an output reduction of 3.5 percent ahead of peak winter demand to stem the decline in prices. Prices stabilized slightly when investors realized supplies appeared to be sufficient but ended the quarter at the highest level in three weeks.

Quarterly Performance of Series F

   The following is a summary of performance for the major sectors in which Series F traded.

   Interest Rates (-): Improved world growth led to a decline in global bond prices in every major developed bond market. Long U.S. Treasury, European and British bond positions resulted in net losses.

   Energies (-): OPEC's announcement to cut production caused a significant rally in energy prices. Short heating oil, light crude and crude oil positions led to net losses.

   Metals (-): Investors looking to hedge against inflation drove the price of gold to a seven-year high. Short gold positions resulted in net losses.

   Indices (+): Long Japanese Nikkei Dow, Hong Kong Hang Seng and NASDAQ index positions resulted in net gains as U.S. and major global stock markets rose for the second consecutive quarter.

   Currencies (+): The Group of 7's support of a weak U.S. dollar led to the strengthening of major global currencies. Long Japanese yen and British pound positions resulted in net gains.

   Series F's average net asset levels were significantly higher during Year-To-Date 2003 and Third Quarter 2003 as compared to Year-To-Date 2002 and Third Quarter 2002, primarily from additional contributions and favorable trading performance during 2002 and the first half of 2003 offset, in part, by redemptions. The increasing net asset levels have led to proportionate increases in the amount of commissions and management fees incurred by Series F.

   Interest income is earned on the average daily equity maintained in its accounts with PEG at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income increased $104,000 and $21,000 for Year-To-Date 2003 and Third Quarter 2003, respectively, as compared to Year-To-Date 2002 and Third Quarter 2002, due to the higher overall net asset levels discussed above, offset in part by the decrease in interest rates during 2002.

   Commissions are calculated on Series F's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association exchange and clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transactions fees increased $1,075,000 and $450,000 for Year-To-Date 2003 and Third Quarter 2003, respectively, as compared to Year-To-Date 2002 and Third Quarter 2002 due to the increase in average net asset levels discussed above.

   All trading decisions for Series F are made by Campbell & Company, Inc. (the 'Trading Advisor'). Management fees are calculated on Series F's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $349,000 and $143,000 for Year-To-Date 2003 and Third Quarter 2003, respectively, as compared to Year-To-Date 2002 and Third Quarter 2002 due to the increase in average net asset levels discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. Incentive fees incurred for Year-To-Date 2003, Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002 were $604,000, $533,000, $1,000 and $533,000, respectively.

   General and administrative expenses were $102,000, $103,000, $35,000 and $38,000 for Year-To-Date 2003, Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursements of costs incurred by the Managing Owner on behalf of Series F. To the extent that general and administrative expenses exceed 1.5% of Series F's net asset value during such year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded these limits during Year-To-Date 2002 and Third Quarter 2002, a portion of these expenses has been borne by the Managing Owner or its affiliates resulting in a net cost to Series F of $90,000 and $33,000, for Year-To-Date 2002 and Third Quarter 2002, respectively.

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

   There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from January 1, 2003, to September 26, 2003.
                                                      Amount of
                                           -------------------------------
                       Date of Sale        Interests sold    Cash received
                  --------------------------------------------------------
                  February 3, 2003                100          $  12,718
                  February 24, 2003               150             20,016
                  March 10, 2003                  150             20,898
                  March 24, 2003                  300             38,211
                  April 7, 2003                   100             12,901
                  April 21, 2003                  100             13,032
                  May 5, 2003                     100             13,248
                  May 26, 2003                    100             13,701
                  June 16, 2003                   100             13,823
                  June 23, 2003                   200             27,398
                  June 30, 2003                   100             13,323
                  July 7, 2003                    200             27,222
                                              -------        -------------
                                                1,700          $ 226,491
                                              -------        -------------
                                              -------        -------------
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

 4.4-- Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Series F's Registration Statement on Form S-1, File No. 333-83017)

31.1-- Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2-- Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1-- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
       Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

32.2-- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
       Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

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

WORLD MONITOR TRUST II--SERIES F

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Ronald J. Ivans                      Date: November 10, 2003
     ----------------------------------------
     Ronald J. Ivans
     Chief Financial Officer
                                       14