Form 10-K
period 2003-12-31
WORLD MONITOR TRUST II SERIES F
filed 2004-03-30
CIK 1090702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                   to

Commission file number: 0-32689

WORLD MONITOR TRUST II—SERIES F

(Exact name of registrant as specified in its charter)

Delaware	13-4058320

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One New York Plaza, 13th Floor, New York, New York	10292

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 778-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Interests

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [Ö]

Indicate by check Ö whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes       No  Ö

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Interest holders for the year ended December 31, 2003 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

Index to exhibits can be found on pages 13 and 14.

WORLD MONITOR TRUST II—SERIES F

(a Delaware Business Trust)

PART I

Item 1.  Business

General

World Monitor Trust II (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”); Series D, E and F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts, and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The Trust’s fiscal year for book and tax purposes ends on December 31.

Series F (the “Registrant”) is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. The Registrant and its managing owner, Prudential Securities Futures Management Inc., entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirect wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. Like PEG, PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association.

Managing Owner and its Affiliates

The managing owner of the Registrant, Prudential Securities Futures Management Inc. (the “Managing Owner”) is a wholly owned subsidiary of PEG. The Managing Owner is required to maintain at least a 1% interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner, and it will make such contributions (and in return will receive general interests) as are necessary to meet this requirement.

The Offering

Up to $50,000,000 of limited interests in each Series (“Limited Interests”) were being offered once each week (totalling $150,000,000) (“Subscription Maximum”), until each Series’ Subscription Maximum was met either through sale or exchange or until the Managing Owner, suspended the offering of Limited Interests. Limited Interests were being offered to investors who met certain established suitability standards, with a minimum initial subscription of $5,000 ($2,000 for an individual retirement account), although the minimum purchase for any single Series was $1,000. General interests were also being sold exclusively to the Managing Owner. Limited Interests and general interests are sometimes referred to as “Interests”.

Initially, the Limited Interests for each Series were offered for a period of up to 180 days after the date of the Prospectus (“Initial Offering Period”) at $100 per Interest. The subscription minimum of $5,000,000 for each Series was reached during the Initial Offering Period permitting Series D, E and F to commence trading operations. The Registrant completed its initial offering on March 1, 2000 with gross proceeds of $5,185,012, which was fully allocated to commodities trading. Until the Subscription Maximum for each Series has been reached, each Series’ Limited Interests has been offered on a weekly basis at the then current net asset value per Interest (“Continuous Offering Period”). During the Continuous Offering Period through December 31, 2003 , Series F raised additional gross proceeds of $45,240,236 from the sales of Interests. The Registrant and Series E were offered until they substantially achieved their Subscription Maximum during June 2003 and July 2003, respectively. In addition, since July 2003, the weekly offering of interests in Series D has been suspended. Accordingly, at this time Interests in Series D may not be offered or exchanged.

The Trading Advisor

Each Series has its own independent commodity trading advisor that makes that Series’ trading decisions. The Managing Owner, on behalf of the Registrant, entered into an advisory agreement with Campbell & Company, Inc. (the “Trading Advisor”) to make the trading decisions for Series F. The advisory agreement may be terminated for various reasons, including at the discretion of the Managing Owner. The Managing Owner has allocated 100% of the proceeds from the initial and continuous offering of the Registrant to the Trading Advisor.

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as the Registrant.

The Registrant was an open-end fund which solicited the sale of additional Limited Interests on a weekly basis until the Subscription Maximum was reached. As such, the Registrant no longer competes with other entities to attract new participants. However, to the extent that the Trading Advisor recommends similar or identical trades to the Registrant and other accounts which it manages, the Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement, as further discussed in Notes A, C and D to the Registrant’s financial statements included in its annual report for the year ended December 31, 2003 (“Registrant’s 2003 Annual Report”), which is filed as an exhibit hereto.

Item 2.  Properties

The Registrant does not own or lease any property.

Item 3.  Legal Proceedings

There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 4.  Submission of Matters to a Vote of Interest Holders

None

PART II

Item 5.  Market for the Registrant’s Interests and Related Interest Holder Matters

Information with respect to the offering of Limited Interests and the use of proceeds is incorporated by reference to Note A to the Registrant’s 2003 Annual Report, which is filed as an exhibit hereto and the Prospectus sections entitled “THE OFFERING—The Continuous Offering Period” and “—Use of Proceeds”.

A significant secondary market for the Limited Interests has not developed, and is not expected to develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interest holder to transfer Interests. However, Limited Interests may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Additionally, Interests owned in one Series of the Trust (Series D, E, or F) may be exchanged, without any charge, for Interests of one or more other Series on a weekly basis for as long as Limited Interests in those Series are being offered to the public. Exchanges and Redemptions are calculated based on the applicable Series’ then current net asset value per Interest as of the close of business on the Friday immediately preceding the week in which the exchange or redemption request is effected. At this time, Interests may not be exchanged as Interests are not currently being offered. Future redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

The following table presents sales of unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 for the year ended December 31, 2003.

	Amount of
Date of Sale	Interests sold	Cash received
February 3, 2003	100	$12,718
February 24, 2003	150	20,016
March 10, 2003	150	20,898
March 24 ,2003	300	38,211
April 7, 2003	100	12,901
April 21, 2003	100	13,032
April 28, 2003	100	13,248
May 26, 2003	100	13,701
June 9, 2003	100	13,823
June 23, 2003	200	27,398
June 30, 2003	100	13,323
July 7, 2003	200	27,222

Total	1,700	$226,491

There are no material restrictions upon the Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

As of March 18, 2003, there were 2,406 holders of record owning 328,571.765 Interests which include 3,286 general interests.

Item 6.  Selected Financial Data

The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 11 of the Registrant’s 2003 Annual Report which is filed as an exhibit hereto.

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001	For the period from March 1, 2000 (commencement of operations) to December 31, 2000
Total revenues (including interest)	$9,403,765	$4,198,419	$1,019,955	$1,172,280

Net income (loss)	$4,809,505	$2,184,146	$(35,150)	$556,293

Net income (loss) per weighted average interest	$15.90	$14.83	$(.36)	$8.41

Total assets	$48,113,536	$22,906,675	$12,410,300	$8,131,557

Net asset value per Interest	$139.26	$118.76	$106.40	$106.90

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference to pages 13 through 17 of the Registrant’s 2003 Annual Report which is filed as an exhibit hereto.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Not Necessarily Indicative of Future Performance

The Registrant is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and substantially all of the Registrant’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Registrant’s main line of business.

Market movements result in frequent changes in the fair market value of the Registrant’s open positions and, consequently, in its earnings and cash flow. The Registrant’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Registrant’s open positions and the liquidity of the markets in which it trades.

The Registrant rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular futures market scenario will affect performance, and the Registrant’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Registrant could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Registrant’s speculative trading and the recurrence in the markets traded by the Registrant of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Registrant’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantification included in this section should not be considered to constitute any assurance or representation that the Registrant’s losses in any market sector will be limited to Value at Risk or by the Registrant’s attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Registrant’s market sensitive instruments.

Quantifying The Registrant’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Registrant’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).

The Registrant’s risk exposure in the various market sectors traded by the Trading Advisor is quantified below in terms of Value at Risk. Due to the Registrant’s mark-to-market accounting, any loss in the fair value of the Registrant’s open positions is directly reflected in the Registrant’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Registrant as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Registrant), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

In quantifying the Registrant’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Registrant’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector at December 31, 2003. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At December 31, 2003 the Registrant had total capitalization of approximately $47.1 million.

	December 31, 2003
Market Sector	Value at Risk	% of Total Capitalization
Interest rates	$1,822,505	3.86%
Currencies	2,172,833	4.61
Commodities	521,500	1.11
Stock indices	1,668,773	3.54

Total	$6,185,611	13.12%

Material Limitations on Value at Risk as an Assessment of Market Risk

The notional value of the market sector instruments held by the Registrant is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of the face value) as well as many times the total capitalization of the Registrant. The magnitude of the Registrant’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, although unusual, but historically recurring from time to time, could cause the Registrant to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Registrant give no indication of this “risk of ruin.”

Non-Trading Risk

The Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Registrant’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Registrant manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Owner and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks are one of which could cause the actual results of the Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Registrant. There can be no assurance that the Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Registrant.

The primary trading risk exposures of the Registrant at December 31, 2003 by market sector were:

Interest Rates. Interest rate movements directly affect the price of sovereign bond positions held by the Registrant and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Registrant’s profitability. The Registrant’s primary interest rate exposure is to interest rate fluctuations in the U.S. and other G-7 countries (including countries participating in the Euro). To a lesser extent, the Registrant also takes positions in the government debt of smaller nations—e.g., Australia. The Managing Owner anticipates that G-7 interest rates will remain a primary market exposure of the Registrant in the foreseeable future. The changes in interest rates which have the most effect on the Registrant are changes in long-term as opposed to short-term, rates. Most of the speculative positions held by the Registrant are in medium to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Registrant were the medium- to long-term rates to remain steady.

Currencies. The Registrant’s currency exposure is due to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Registrant’s major exposure has typically resulted from positions in the Euro and in local currencies of G-7 countries. At December 31, 2003, the Registrant has significant exposure from positions in the Euro and in the local currencies of some G-7 countries. The Registrant also had significant exposure at December 31, 2003 to the Australian dollar and the Canadian dollar. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Registrant in expressing value at Risk in a functional currency other than U.S. dollars.

Commodities. The Registrant’s primary commodities exposure, lies in the energy market and results from gas and oil price movements, often resulting from political developments in the Middle East. The Registrant’s major energy exposure at year-end results from positions in light crude, crude oil, and natural gas.

Stock Indices. The Registrant’s primary equity exposure was due to equity price risk in the Mini S&P 500 Index, European Stoxx 500 Index and the European DAX Index. The stock index futures traded by the Registrant are currently limited to futures on broadly based indices.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner and the Trading Advisor, severally, attempt to manage the risk of the Registrant’s open positions is essentially the same in all market categories traded.

The Trading Advisor attempts to minimize market risk exposure by applying its own risk management trading policies which include the diversification of trading assets into various market sectors. Additionally, the Trading Advisor has an oversight committee broadly responsible for evaluating and overseeing the Trading Advisor’s trading policies. The oversight committee meets periodically to discuss and analyze issues such as liquidity, position size, capacity, performance cycles, and new product and market strategies.

The Managing Owner attempts to minimize market risk exposure by requiring the Trading Advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner shall automatically terminate the Trading Advisor if the net asset value of the Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if the Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisor as it, in good faith, deems to be in the best interest of the Registrant.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At December 31, 2003, the Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in Canadian dollars. As discussed above, these balances, as well as any risk they represent, are immaterial.

Item 8.  Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 2 through 11 of the Registrant’s 2003 Annual Report which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below.

	For the period from January 1, 2003 to March 28, 2003	For the period from March 29, 2003 to June 27, 2003	For the period from June 28, 2003 to September 26, 2003	For the period from September 27, 2003 to December 31, 2003
Total Revenues (including interest)	$2,884,965	$1,962,912	$498,104	$4,057,784

Total Revenues (including interest) less commissions and other transaction fees	$2,473,239	$1,347,310	$(240,083)	$3,292,676

Net income (loss)	$1,925,689	$893,555	$(512,427)	$2,502,688

Net income (loss) per weighted average Interest	$9.17	$3.06	$(1.43)	$7.24

	For the period from January 1, 2002 to March 29, 2002	For the period from March 30, 2002 to June 28, 2002	For the period from June 29, 2002 to September 27, 2002	For the period from September 28, 2002 to December 31, 2002
Total Revenues (including interest)	$(402,561)	$1,334,839	$3,216,107	$50,034

Total Revenues (including interest) less commissions and other transaction fees	$(589,622)	$1,118,971	$2,928,127	$(290,081)

Net income (loss)	$(676,638)	$1,022,579	$2,269,768	$(431,563)

Net income (loss) per weighted average Interest	$(5.71)	$7.58	$14.64	$(2.43)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s chief executive officer and chief financial officer concluded that the Registrant’s disclosure controls and procedures are effective.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing Owner.

The Managing Owner’s directors and executive officers and any person holding more than ten percent of the Registrant’s Limited Interests (“Ten Percent Owners”) are required to report their initial ownership of such Limited Interests and any subsequent changes in that ownership to the SEC on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by SEC regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner’s directors and executive officers and Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

The directors and executive officers of the Managing Owner and their positions with respect to the Registrant are as follows:

Name	Position
Alex H. Ladouceur	Chairman of the Board of Directors and Director

Brian J. Martin	President and Director

Ronald J. Ivans	Treasurer, Chief Financial Officer and Director

Richard H. Hulit	Senior Vice President and Director

Guy S. Scarpaci	Director

Thomas T. Bales	Vice President

ALEX H. LADOUCEUR, born 1960, has been Chairman of the Board of Directors and a Director of the Managing Owner since November 2001 and also has held such positions with Seaport Futures Management, Inc. (“Seaport Futures”), an affiliate of the Managing Owner, since such date. Mr. Ladouceur joined Prudential in August 2001 and is an Executive Vice President and Head of the Global Derivatives Division. He is responsible for all operating activities of Prudential’s Global Derivatives Division including sales and trading, foreign exchange, base and precious metals, and the trading floors. Mr. Ladouceur joined Prudential from Credit Lyonnais Rouse Ltd. (“CLR”), where he served as president of their United States operations since 1992 and as a main board director of CLR in London since 1994. In 1998, he was appointed managing director of Global Cash Markets at CLR with responsibility for leading global market-making and sales for OTC products, including structured derivative products.

BRIAN J. MARTIN, born 1950, was elected President and Director of the Managing Owner in February 2004. He is also a Senior Vice President in Prudential’s Global Derivatives Division. Mr Martin is Director of Alternative Investment Strategies responsible for all proprietary managed future funds. He also serves in various capacities for certain other affiliated companies. Mr. Martin joined Prudential in 1980 and is a member of the Pennsylvania Bar.

RONALD J. IVANS, born 1954, has been the Treasurer, Chief Financial Officer and Director of the Managing Owner since May 2003. Mr. Ivans is also a Senior Vice President of Prudential’s Global Derivatives Division, with responsibility for finance and control. Mr. Ivans worked as an auditor at Arthur Andersen from 1976 to 1978, and in the area of corporate financial reporting with CBS, Inc. from 1978 to 1980. From 1980 to 1986, Mr. Ivans was with Golodetz Trading Corp as a controller, whereafter he joined Credit Lyonnais Rouse USA, Ltd as an Executive Vice President with responsibilities for finance until 2001. Mr. Ivans is a certified public accountant. Mr. Ivans serves as the “audit committee financial expert” (as defined in Section 401(h) of SEC Regulation S-K) for the Board of Directors of the Managing Owner. Mr. Ivans is not independent of the Registrant’s management; however, as no significant secondary market for Interests in the Registrant has developed, there is no independence requirement applicable to the Board of Directors of the Managing Owner.

RICHARD H. HULIT, born 1956, has been a Senior Vice President and Director of the Managing Owner since May 2003. Mr. Hulit is also a Senior Vice President and Chief Administrative Officer of Prudential’s Global Derivatives Division. From 1989 to 2000, Mr. Hulit was with Merrill Lynch in Treasury and management positions. From 1982 until 1989, Mr. Hulit was employed by various manufacturing companies as a financial officer.

GUY S. SCARPACI, born 1947, has been a Director of the Managing Owner since July 1987 and was Assistant Treasurer from May 1988 until December 1989. In addition, Mr. Scarpaci has been a Director of Seaport Futures since May 1989. Mr. Scarpaci was first affiliated with the Managing Owner in July 1987. Mr. Scarpaci has been employed by Prudential in positions of increasing responsibility since August 1974, and he is currently a Senior Vice President of the Global Derivatives Division.

THOMAS T. BALES, born 1959, is a Vice President of the Managing Owner. Mr. Bales is also a Senior Vice President and Chief Administrative Officer-Proprietary and OTC Trading in the Global Derivatives Division for Prudential, and he serves in various capacities for other affiliated companies. Prior to joining the Global Derivatives division, Mr. Bales served as in-house counsel in the Law Department of Prudential from October 1987 through May 1996. Mr. Bales joined Prudential in November 1981 as an Analyst in the Credit Analysis Department and later served as a Section Manager.

Effective May 2003. Ronald J. Ivans was elected by the Board of Directors of the Managing Owner as Chief Financial Officer and Treasurer replacing Steven Weinreb.

Effective May 2003, Richard H. Hulit was elected by the Board of Directors of the Managing Owner as Senior Vice President and Director replacing Tamara B. Wright.

Effective February 2004, Brian J. Martin was elected by the Board of Directors of the Managing Owner as President and Director replacing Eleanor L. Thomas.

The Managing Owner has adopted a code of ethics, which is posted on Prudential’s website at www.investor.prudential.com. Any amendments and any waiver under this code of ethics granted to any of the Managing Owner’s directors or executive officers will be on that website. In addition, the Managing

Owner’s chief executive officer and chief financial officer, as well as its directors and other employees are also subject to a broader code of conduct, known as Making the Right Choices, which has been adopted by the Managing Owner’s corporate parent.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 18, 2004, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

As of March 18, 2004, no director or executive officer of the Managing Owner owns directly or beneficially any of the Limited Interests issued by the Registrant.

As of March 18, 2004, no owner of Limited Interests beneficially owns more than five percent (5%) of the Limited Interests issued by the Registrant.

Item 13.  Certain Relationships and Related Transactions

The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

Reference is made to Notes A, C and D to the financial statements in the Registrant’s 2003 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable, if any, for their services. Additionally, reference is made to the Prospectus section entitled “SUMMARY OF AGREEMENTS—Brokerage Agreement.”

Item 14.  Principal Accountant Fees and Services

Audit Fees and All Other Fees

Audit Fees

Fees for audit services totaled approximately $30,000 in 2003 and approximately $28,000 in 2002, including fees associated with the annual audit and the reviews of the Registrant’s quarterly reports on Form 10-Q.

Tax

Fees for tax services, including tax compliance and tax advice totaled approximately $21,000 in 2003 and $21,000 in 2002.

We have been advised by PricewaterhouseCoopers LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

PART IV

			Annual Report Page Number

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements and Report of Independent Auditors—incorporated by reference to the Registrant’s 2003 Annual Report which is filed as an exhibit hereto

		Report of Independent Auditors	2

		Financial Statements:

		Statements of Financial Condition—December 31, 2003 and 2002	3

		Condensed Schedules of Investments—December 31, 2003 and 2002	4

		Statements of Operations—Years ended December 31, 2003, 2002 and December 31, 2001	5

		Statements of Changes in Trust Capital—Three years ended December 31, 2003	5

		Notes to Financial Statements	6

	2.	Financial Statement Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

	3.	Exhibits

	(a)	Description:

	3.1

	and

	4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II dated as of March 28, 2002, (incorporated by reference to Exhibits 3.1 and 4.1 to Post-Effective Amended No. 4 to Series F’s Registration Statement on Form S-1, File No. 333-83017, filed on April 2, 2002)

	4.2	Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 4 to Series F’s Registration Statement on Form S-1, File No. 333-83017, filed on April 2, 2002)

	4.3	Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 4 to Series F’s Registration Statement on Form S-1, File No. 333-83017, filed on April 2, 2002)

	4.4	Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Series F’s Registration Statement on Form S-1, File No. 333-83017, filed on April 2, 2002)

	10.1	Form of Escrow Agreement among the Trust, Managing Owner, PSI and the Chase Manhattan Bank (incorporated by reference to Exhibit 10.1 to Series F’s Registration Statement on Form S-1, File No. 333-83017, filed on September 17, 1999)

	10.2	Form of Brokerage Agreement among the Trust and PSI (incorporated by reference to Exhibit 10.2 to Series F’s Registration Statement on Form S-1, File No. 333-83017, filed on September 17, 1999)

	10.3	Form of Advisory Agreement among the Registrant, Managing Owner, and the Trading Advisor (incorporated by reference to Exhibit 10.3 to Series F’s Registration Statement on Form S-1, File No. 333-83017, filed on September 17, 1999)

	10.4	Form of Representation Agreement Concerning the Registration Statement and the Prospectus among the Registrant, Managing Owner, PSI, Wilmington Trust Company and the Trading Advisor (incorporated by reference to Exhibit 10.4 to Series F’s Registration Statement on Form S-1, File No. 333-83017, filed on September 17, 1999)

	10.5	Form of Net Worth Agreement between the Managing Owner and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.5 to Series F’s Registration Statement on Form S-1, File No. 333-83017, filed on September 17,1999)

	10.6	Service Agreement among the Registrant, Prudential Securities Futures Management Inc. and Wachovia Securities, LLC dated as of July 1, 2003 (filed herewith)

	13.1	Registrant’s 2003 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s 2003 Annual Report is to be deemed filed as part of this report) (filed herewith)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

(b)		Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Monitor Trust II—Series F

By:	Prudential Securities Futures Management Inc. A Delaware corporation, Managing Owner

	By: /s/ Ronald J. Ivans	Date: March 30, 2004

Ronald J. Ivans Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By:	Prudential Securities Futures Management Inc. A Delaware corporation, Managing Owner

	By: /s/ Alex H. Ladouceur	Date: March 30, 2004

Alex H. Ladouceur Chairman of the Board of Directors and Director

	By: /s/ Brian J. Martin	Date: March 30, 2004

Brian J. Martin President and Director

	By: /s/ Ronald J. Ivans	Date: March 30, 2004

Ronald J. Ivans Treasurer, Chief Financial Officer (chief accounting officer) and Director

	By: /s/ Richard H. Hulit	Date: March 30 2004

Richard H. Hulit Senior Vice President and Director

	By: /s/ Guy S. Scarpaci	Date: March 30, 2004

Guy S. Scarpaci Director