Form 10-Q
period 2005-06-24
WORLD MONITOR TRUST II SERIES F
filed 2005-08-08
CIK 1090702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 24, 2005

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

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST II – SERIES F

FINANCIAL STATEMENTS

June 24, 2005

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF FINANCIAL CONDITION

June 24, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 24, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$355,847	$207,960
Net unrealized (loss) on open futures contracts	0	(14,245)
Investment in WMT Campbell Pool L.L.C. (100% of net asset value)	39,789,920	38,915,521
Redemption receivable from WMT Campbell Pool L.L.C.	48,880	253,805

Total assets	$40,194,647	$39,363,041

LIABILITIES
Accrued expenses	$213,422	$168,833
Commissions and other transaction fees payable	178,328	229,374
Management fee payable	0	15,470
Redemptions payable	2,400	38,804

Total liabilities	394,150	452,481

Commitments

TRUST CAPITAL
Limited interests (253,199.078 and 267,999.193 interests outstanding) at June 24, 2005 and December 31, 2004	39,366,100	38,509,087
Managing Owner interests (2,794 interests outstanding) at June 24, 2005 and December 31, 2004	434,397	401,473

Total trust capital	39,800,497	38,910,560

Total liabilities and trust capital	$40,194,647	$39,363,041

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2004 (Audited)

Futures Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.04%	$15,155

Futures contracts sold:
Commodities	(0.08)%	(29,400)

Net unrealized (loss) on futures contracts	(0.04)%	$(14,245)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF OPERATIONS

For the Periods March 26, 2005 to June 24, 2005 and March 27, 2004 to June 25, 2004 and

For the Periods January 1, 2005 to June 24, 2005 and January 1, 2004 to June 25, 2004

(Unaudited)

	For the Period March 26, 2005 to June 24, 2005	For the Period March 27, 2004 to June 25, 2004	For the Period January 1, 2005 to June 24, 2005	For the Period January 1, 2004 to June 25, 2004
NET INCOME (LOSS) FROM TRUST OPERATIONS:
REVENUES
Realized	$988	$(2,729,456)	$(13,257)	$7,733,130
Change in unrealized	0	(1,970,264)	14,245	(2,898,544)
Interest income	2,050	114,184	2,957	233,269

Total revenues	3,038	(4,585,536)	3,945	5,067,855

EXPENSES
Brokerage commissions and other transaction fees	548,629	723,077	1,064,667	1,475,665
Management fees	0	233,954	0	482,187
Incentive fees	0	0	0	1,869,690
General and administrative	590	73,350	107,860	108,243

Total expenses	549,219	1,030,381	1,172,527	3,935,785

NET INCOME (LOSS) FROM TRUST OPERATIONS	(546,181)	(5,615,917)	(1,168,582)	1,132,070

NET INCOME ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	2,292,406	0	560,206	0
Change in unrealized	3,347,072	0	3,538,405	0
Interest income	251,253	0	462,633	0

Total revenues	5,890,731	0	4,561,244	0

EXPENSES
Brokerage commissions and other transaction fees	40,082	0	90,539	0
Management fee	189,999	0	361,557	0

Total expenses	230,081	0	452,096	0

NET INCOME ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	5,660,650	0	4,109,148	0

NET INCOME (LOSS)	$5,114,469	$(5,615,917)	$2,940,566	$1,132,070

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average limited and Managing Owner interest	$19.77	$(17.74)	$11.18	$3.48

Weighted average number of limited and Managing Owner interests outstanding	258,673	316,585	262,910	324,976

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2005 to June 24, 2005 and

For the Period January 1, 2004 to June 25, 2004

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period January 1, 2005 to June 24, 2005
Trust capital at December 31, 2004	270,793.193	$38,509,087	$401,473	$38,910,560
Net income for the period January 1, 2005 to June 24, 2005		2,907,642	32,924	2,940,566
Redemptions	(14,800.115)	(2,050,629)	0	(2,050,629)

Trust capital at June 24, 2005	255,993.078	$39,366,100	$434,397	$39,800,497

For the period January 1, 2004 to June 25, 2004
Trust capital at December 31, 2003	338,562.309	$46,675,319	$471,939	$47,147,258
Net income for the period January 1, 2004 to June 25, 2004		1,120,721	11,349	1,132,070
Redemptions	(33,910.869)	(5,070,408)	(51,650)	(5,122,058)

Trust capital at June 25, 2004	304,651.440	$42,725,632	$431,638	$43,157,270

Net Asset Value per Limited and Managing Owner Interest
June 24, 2005	December 31, 2004	June 25, 2004	December 31, 2003
$155.47	$143.69	$141.66	$139.26

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition as of June 24, 2005, the statements of operations for the periods March 26, 2005 to June 24, 2005 (“Second Quarter 2005”), March 27, 2004 to June 25, 2004 (“Second Quarter 2004”), January 1, 2005 to June 24, 2005 (“Year-To-Date 2005”), and January 1, 2004 to June 25, 2004, (“Year-To-Date 2004”), and the statements of changes in trust capital for the periods January 1, 2005 to June 24, 2005 and January 1, 2004 to June 25, 2004, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series F (“Series F”) as of June 24, 2005 and the results of its operations for the Second Quarter 2005, Second Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

The expenses incurred by Series F for services performed by the Managing Owner and its affiliates for Series F were:

	Second Quarter 2005	Second Quarter 2004	Year-To-Date 2005	Year-To-Date 2004
Commissions	$548,198	$700,841	$1,062,329	$1,425,580
General and administrative	590	17,739	590	32,281

	$548,788	$718,580	$1,062,919	$1,457,861

Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of June 24, 2005 and December 31, 2004 were $178,328 and $229,374, respectively.

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

Note 3. INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Effective December 6, 2004, Series F invested a substantial portion of its assets in WMT Campbell Pool L.L.C. Series F’s investment in the Company represents approximately 94% and 93% of the net asset value of the Company at June 24, 2005 and December 31, 2004, respectively. The investment in the Company is subject to the Organization Agreement of the Company.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. INVESTMENT IN WMT CAMPBELL POOL L.L.C. (CONTINUED)

Summarized information for this investment is as follows:

	Net Asset Value December 31, 2004	Income	Redemptions	Net Asset Value June 24, 2005
WMT Campbell Pool L.L.C.	$38,915,521	$4,109,148	$(3,234,749)	$39,789,920

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

Series F’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series F all assets of Series F relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 24, 2005 and December 31, 2004, such segregated assets totaled $0 and $12,161, respectively. Part 30.7 of the CFTC regulations also requires Series F’s futures commission merchant to secure assets of Series F related to foreign futures trading which totaled $355,847 and $181,554 at June 24, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the Second Quarter 2005, Second Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. This information has been derived from information presented in the financial statements.

	Second Quarter		Year-To-Date
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)	2004 (Unaudited)
Per Interest Performance (for a interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$135.58	$159.32	$143.69	$139.26
Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1), (3)	21.92	(14.76)	16.19	13.61
Interest income (1), (3)	0.98	0.36	1.77	0.72
Expenses (1), (3)	(3.01)	(3.26)	(6.18)	(11.93)

Net increase (decrease) for the period	19.89	(17.66)	11.78	2.40

Net asset value per interest at end of period	$155.47	$141.66	$155.47	$141.66

Total Return (4)
Total return before incentive fees	14.67%	(11.08)%	8.20%	5.57%
Incentive fees	0.00%	0.00%	0.00%	(3.85)%

Total return after incentive fees	14.67%	(11.08)%	8.20%	1.72%

Supplemental Data

Ratios to average net asset value:(3)
Net investment (loss) before incentive fees (2), (5)	(5.81)%	(7.81)%	(6.56)%	(7.55)%
Incentive fees (4)	0.00%	0.00%	0.00%	(3.85)%

Net investment (loss) after incentive fees	(5.81)%	(7.81)%	(6.56)%	(11.40)%

Interest income (5)	2.80%	0.97%	2.64%	0.96%

Incentive fees (4)	0.00%	0.00%	0.00%	3.85%
Other expenses (5)	8.61%	8.78%	9.20%	8.51%

Total expenses	8.61%	8.78%	9.20%	12.36%

Total returns are calculated based on the change in value of an interest during the period. An individual interestholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)	Interest income per interest and expenses per interest are calculated by dividing interest income and expenses by the weighted average number of interests outstanding during the period. Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per interest with the other per interest information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	For the Second Quarter 2005 and Year-To-Date 2005, includes the Trust’s proportionate share of income and expenses of WMT Campbell Pool L.L.C.
(4)	Not annualized.
(5)	Annualized.

SECTION II

WMT CAMPBELL POOL L.L.C.

FINANCIAL STATEMENTS

June 24, 2005

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF FINANCIAL CONDITION

June 24, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 24, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$33,152,142	$42,836,462
Cash in forward trading accounts	6,233,016	0
Net unrealized gain (loss) on open futures contracts	1,548,076	(657,261)
Net unrealized gain on open forward contracts	1,590,528	0
Accounts receivable	345	0
Interest receivable	62,580	40,442

Total assets	$42,586,687	$42,219,643

LIABILITIES
Commissions payable	$5,787	$435
Management fee payable	67,041	64,650
Incentive fee payable	21,377	0
Redemptions payable	138,254	258,271

Total liabilities	232,459	323,356

Commitments

MEMBERS’ CAPITAL (Net Asset Value)
Member A	2,564,308	2,980,766
Member F	39,789,920	38,915,521

Total members’ capital (Net Asset Value)	42,354,228	41,896,287

Total liabilities and members’ capital	$42,586,687	$42,219,643

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

June 24, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 24, 2005		December 31, 2004
Futures Contracts	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.99%	$419,811	(0.06)%	$(25,083)
Currencies	0.00%	0	(1.01)%	(425,541)
Interest rates	2.75%	1,164,284	0.13%	56,691
Stock indices	(0.16)%	(67,807)	0.69%	289,217

Net unrealized gain (loss) on futures contracts purchased	3.58%	1,516,288	(0.25)%	(104,716)

Futures contracts sold:
Commodities	0.08%	31,788	(0.01)%	(5,788)
Currencies	0.00%	0	(1.41)%	(594,763)
Interest rates	0.00%	0	0.11%	48,006

Net unrealized gain (loss) on futures contracts sold	0.08%	31,788	(1.31)%	(552,545)

Net unrealized gain (loss) on futures contracts	3.66%	$1,548,076	(1.56)%	$(657,261)

Forward contracts purchased:
Net unrealized (loss) on forward contracts purchased	1.01%	$426,250	0.00%	$0

Forward contracts sold:
Net unrealized gain on forward contracts sold	2.75%	$1,164,278	0.00%	$0

Net unrealized gain on forward contracts	3.76%	$1,590,528	0.00%	$0

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF OPERATIONS

For the Periods March 26, 2005 to June 24, 2005 and January 1, 2005 to June 24, 2005

(Unaudited)

	For the Period March 26, 2005 to June 24, 2005	For the Period January 1, 2005 to June 24, 2005
REVENUES
Realized	$2,450,522	$585,511
Change in unrealized	3,589,462	3,795,865
Interest income	269,801	497,396

Total revenues	6,309,785	4,878,772

EXPENSES
Commissions	43,029	97,358
Management fee	204,024	388,754
Incentive fee	21,377	21,377

Total expenses	268,430	507,489

NET INCOME	$6,041,355	$4,371,283

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2005 to June 24, 2005

(Unaudited)

	Members’ Capital
	Member A	Member F	Total
Balances at December 31, 2004	$2,980,766	$38,915,521	$41,896,287
Net income for the period January 1, 2005 to June 24, 2005	262,135	4,109,148	4,371,283
Redemptions	(678,593)	(3,234,749)	(3,913,342)

Balances at June 24, 2005	$2,564,308	$39,789,920	$42,354,228

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Company

WMT Campbell Pool L.L.C. (the “Company”) is a limited liability company organized under the laws of Delaware on November 3, 2004 and commenced trading operations on December 6, 2004. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The Company currently consists of two members: World Monitor Trust – Series A (“Member A”) and World Monitor Trust II – Series F (“Member F”) (collectively, the “Members”). Preferred Investment Solutions Corp. (“Preferred”) is the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The statement of financial condition, including the condensed schedule of investments, as of June 24, 2005, the statements of operations for the periods March 26, 2005 to June 24, 2005 (“Second Quarter 2005”) and January 1, 2005 to June 24, 2005 (“Year-To-Date 2005”), and the statement of changes in members’ capital for the period January 1, 2005 to June 24, 2005, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 24, 2005, and the results of operations for the periods March 26, 2005 to June 24, 2005 and January 1, 2005 to June 24, 2005.

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

The Company allocates profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its Members weekly on a pro rata basis based on each Member’s pro rata capital in the Company during the week. Each Member is then charged with the applicable incentive fee. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Company does not presently intend to make any distributions.

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

Additionally, the Company pays the Trading Advisor an incentive fee of 22% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement) of each Member’s account. The incentive fee will accrue weekly and be paid quarterly. An incentive fee of $21,377 with respect to Member A was earned during the period January 1, 2005 to June 24, 2005. No incentive fee was earned with respect to Member F during the period January 1, 2005 to June 24, 2005.

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

The Company’s commodity broker, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 24, 2005 and December 31, 2004, such segregated assets totaled $3,065,498 and $5,765,078, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $31,634,720 and $36,414,123 at June 24, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of June 24, 2005, all open futures contracts mature within 12 months.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the Second Quarter 2005 and Year-To-Date 2005. This information has been derived from information presented in the financial statements.

	Second Quarter 2005		Year-To-Date 2005
	Member A	Member F	Member A	Member F
Total Return (1)
Total return before incentive fee	16.40%	16.40%	11.68%	11.68%
Incentive fee	(0.92)%	0.00%	(0.88)%	0.00%

Total Return after incentive fee	15.48%	16.40%	10.80%	11.68%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	2.54%	2.54%	2.56%	2.56%
Incentive fee (1)	0.80%	0.00%	0.77%	0.00%

Total expenses and incentive fee	3.34%	2.54%	3.33%	2.56%

Net investment income (2), (3)	0.23%	0.23%	0.06%	0.06%

Total return and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total return and ratios may vary from the above return and ratios based on the timing of redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).

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

Limited interests in Series F may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for the Second Quarter 2005, Year-To-Date 2005, and for the period from March 1, 2000 (commencement of operations) to June 24, 2005 were $997,985, $2,050,629 and $18,162,503, respectively. Redemptions of general interests for the Second Quarter 2005, Year-To-Date 2005, and for the period from March 1, 2000 (commencement of operations) to June 24, 2005 were $0, $0 and $130,473, respectively. Additionally interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for interests of one or more other series of World Monitor Trust II on a weekly basis for as long as limited interests in those series are being offered to the public. Series F and World Monitor Trust II—Series E are no longer offered to the public as those series substantially achieved their subscription maximums during July 2003 and June 2003, respectively. In addition, since July 2003, the offering of interests in Series D has been suspended. Accordingly, at this time interests may not be exchanged. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 24, 2005, 100% of Series F’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which was used as margin for trading in commodities. In as much as the sole business of Series F is to trade in commodities, Series F continues to own such liquid assets to be used as margin. The broker credits Series F with interest income on 100% of its average daily equity maintained in its accounts with them during each month at the 13-week Treasury bill discount rate.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 24, 2005, Series F had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series F. While Series F’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Series F’s financial position.

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

Results of Operations

The net asset value per Interest as of June 24, 2005 was $155.47, a increase of 8.20% from the December 31, 2004 net asset value per Interest of $143.69 and an increase of 14.67% from the March 25, 2005 net asset value per interest of $135.58. Past performance is not necessarily indicative of future results.

Series F’s trading (losses) gains before commissions and related fees were $5,640,000 and $4,100,000 during Second Quarter 2005 and Year-To-Date 2005, compared to $(4,700,000) and $4,835,000 during Second Quarter 2004 and Year-To-Date 2004, respectively. Due to the nature of Series F’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series F’s Second Quarter 2005 trading results is presented below.

Quarterly Market Review:

The US economy continued to outperform both Europe and Asia in the second quarter of 2005, although growth showed some evidence of a modest slowdown. The Federal Reserve continued its policy of measured 25 point rate increases and the statement from the June 30th Federal Open Market Committee meeting indicated that it will maintain this policy in the third quarter of 2005, and possibly beyond. The Federal Reserve has now raised interest rates at nine consecutive meetings, to the current 3.25%. This has helped strengthen both the US dollar and US treasuries, as the US has a distinct rate advantage over Europe and Japan.

Gains in the US economy were not shared by Europe and Japan, with Europe in particular showing economic malaise. Germany and France showed low growth and weak employment, and Italy is essentially in a recession. Even the UK, which had previously outperformed the rest of Europe, began to show weakness. The result has been a slide in the British pound and growing speculation that the Bank of England may cut interest rates as soon as early July.

The economic outlook in Japan is somewhat better than in Europe. The Bank of Japan’s recently released quarterly Tankan Survey of Corporate Sentiment showed widespread improvement in June, with both large and small manufacturers as well as non-manufacturers more optimistic about business conditions. This came in spite of high oil prices and a sharp decline in export growth.

Currencies: Following a weak performance in April, the euro experienced a further decline for much of May and hit a 10-month low in June before firming a bit at the end of the month. A major factor was the pattern of global interest rates, which put the euro at a distinct disadvantage. The British pound hit an 8-month low on June 30th. Part of the euro’s recovery toward the end of June was related to the belief that the European Central Bank will wait until later in the year to move rates, given its long history of being slow to act. Additionally, surging crude oil prices raised inflation concerns. The euro continued to suffer from the rejection of the European Union constitution by French and Dutch voters. During the quarter, the Swiss franc also hit a 10-month low prior to a modest recovery. Despite recent strength against many currencies, the U.S. dollar continues to suffer weakness within the long-term trend. The latest data on the US Current Account Deficit was released on June 17th showing a 3.6% increase to a record $195.1 billion in the first quarter of 2005. The deficit amounted to a record 6.4% of the US Gross Domestic Product and was larger than predicted. The Japanese yen fell to a 10-month low against the US dollar amid concerns surrounding high oil prices. Moreover, a declining trade surplus and a growing dependence on the domestic economy served to pressure the yen with Japan’s Gross Domestic Product running at about 1.5%. While Japan’s economy is not in nearly as bad shape as Europe’s, it continues to suffer and the Bank of Japan continues in an accommodative stance. Among other currencies, the Australian dollar entered June with a year-to-date loss of about 2.5% versus the US dollar but rising metals and energy prices helped the currency recover most of that and it is now essentially flat for the year. The Canadian dollar also had a positive June, gaining about 2.5% and lowering its year-to-date loss versus the US dollar to approximately 2.0%. The South African rand, which declined approximately 9% in May versus the US dollar, continued to decline in June.

Energies: Crude oil prices continued to rise in June, and for most of the second quarter. The driving factors to the price increase included a growing concern that refinery facilities will be unable to produce gasoline and heating oil to satisfy the seemingly inelastic demand for these products. Consumer demand for these products persists at a rapid pace with record demand seen as the July 4th holiday approached. Additionally, geopolitical factors played a part in the rally, including a brief Nigerian strike and growing tensions between the Nigerian government and local oil workers. The Iranian elections also helped to increase prices in the market, as Tehran’s Mayor, Mahmoud Ahmadinejad, considered an extreme conservative, was elected President of Iran. Natural gas was not nearly as buoyant during the quarter although prices rallied in June. The weather was supportive, with extreme heat noted in key consuming regions for much of June. However, the US Department of Energy’s inventory reports noted that inventories were sufficient.

Indices: The second quarter was truly mixed for US equities, with April a down month, May a positive one, and June showing little change. For the quarter, the Dow fell 1.7%, the S&P 500 rose 1.2% and the Nasdaq rose 1.3%. During the second quarter, the US equity markets were directionless. There was plenty of mergers and acquisition activity and earnings were respectable. However, there were concerns, including the well-documented problems at General Motors and Ford. Economic data was decent but not inspiring. Crude oil prices running near $60 per barrel put pressure on the markets and a stronger US dollar raised some profit concerns. In the June 30th statement following its ninth consecutive 25 point rate hike, the Federal Reserve indicated that it is not done raising rates, resulting in stocks ending the month with a weak final session, including a triple digit loss for the Dow. European equities had a positive month and a positive quarter despite lackluster economic data, the failure of the European Union to reach a budget agreement and the “no” votes on the European Union constitution. The UK, which had previously avoided much of Europe’s economic decline, showed evidence of weakness in the second quarter. Regardless, the FTSE gained 149 points in June to 5,113 and is up 6.2% year-to-date. The Nikkei, which declined 660 points in April and recovered 265 points in May, was weak early in June, but rebounded to end the month up 300 points. Japanese economic data was mixed, showing some improvement domestically, but displaying weakness on the export front.

Interest Rates: The US treasury market for most of the second quarter was characterized by lower yields and a flatter yield curve. After closing out May at 3.98% and falling to 3.82% in early June, the yield on the benchmark 10-year note briefly spiked to 4.15% but fell to 3.96% by the end of June. The spread between the 2-year and 10-year notes, which stood at 55 points in April and 40 points at the end of May, further narrowed to 34 points at the end of June, with increasing talk of a potential inverted yield curve. The flight to safety buying of Treasuries which occurred in April and May, persisted in June, albeit at a lessened pace. The Federal Reserve raised interest rates another 25 basis points on June 30th and the statement from the Federal Open Market Committee indicated that it will continue to raise rates at a measured pace. The European Central Bank and Bank of England did not change rates. However, at the end of June there was growing speculation that both may cut rates soon, led in part by a surprisingly aggressive 50 basis point reduction by Sweden’s Riksbank to 1.5%. The Bank of Canada and Reserve Bank of Australia left rates unchanged.

Metals: After falling nearly 5% in May, gold prices rose sharply in June to their highest levels since mid-March. As June ended, gold appeared headed for still higher levels. Uncertainty surrounding global equity markets and relatively low global interest rates helped the rally in gold. Silver did not keep pace with gold’s rally, although it remained higher for the year. Among the base metals, copper gained approximately 8% during June and was up 12% year-to-date, although prices eased from 16-year highs of over $1.60 per pound in the final half of June. Strong demand from China continued to drive prices higher, as it did in the first quarter of 2005. Aluminum declined approximately 4.5% in June and is down approximately 9.8% year-to-date. Nickel, which rose approximately 7% in May, experienced particular weakness as prices tumbled approximately 12.5% in June due to a heavy sell-off toward the end of June, leaving prices down approximately 1.5% year-to-date.

Quarterly Partnership Performance

The following is a summary of performance for the major sectors in which the Fund traded:

Sector P/L

Currencies (+): The major currencies experienced a significant sell off versus the US dollar over the last two months of the second quarter. Gains were derived from short positions on the euro, the Swiss franc, and the Japanese yen.

Energies (-): The sector was choppy this quarter with prices rebounding after a mid-quarter sell-off to finish at levels close to where they began the quarter. Losses were generated on long positions in crude.

Indices (-): Global markets, excluding Japan, overcame losses during the first half of the second quarter to finish with modest gains for the quarter. Losses were generated from long and short positions in the DAX, S&P 500 and Nasdaq.

Interest Rates (+): The prices of US, European and Japanese bonds all strengthened during the second quarter. Long positions along the British, German and Japanese curves contributed towards the gain.

Metals (-): Most of the industrial and precious metals were trendless for the quarter, making them difficult to trade. Losses were generated from long and short positions in zinc.

Series F’s average net asset levels were lower Year-To-Date 2005 as compared to Year-To-Date 2004, primarily due to redemptions offset in part by positive trading performance during 2005.

Interest income is earned on the average daily equity maintained in its accounts with the broker and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income increased $139,000 and $232,000 during Second Quarter 2005 and Year-To-Date 2005, as compared to Second Quarter 2004 and Year-To-Date 2004, due to the higher overall interest rates in 2005 versus 2004.

Commissions are calculated on Series F’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased $134,000 and $320,000 during Second Quarter 2005 and Year-To-Date 2005, as compared to Second Quarter 2004 and Year-To-Date 2004, due to the decrease in average net asset levels.

All trading decisions for Series F are made by Campbell & Company, Inc. (the “Trading Advisor”). Management fees are calculated on Series F’s net asset value at the end of each week and, therefore, are affected by weekly trading performance, and redemptions. Management fees decreased $44,000 and $121,000 for Second Quarter 2005 and Year-To-Date 2005, as compared to Second Quarter 2004 and Year-To-Date 2004, due to the decrease in average net asset levels.

Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and Trading Advisor. Incentive fees incurred during Second Quarter 2005, Year-To-Date 2005, Second Quarter 2004 and Year-To-Date 2004 were $0, $0, $0 and $1,870,000 respectively.

General and administrative expenses were $600, $108,000, $73,000 and $108,000 for Second Quarter 2005, Year-To-Date 2005, Second Quarter 2004 and Year-To-Date 2004, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursements of costs incurred by the Managing Owner on behalf of Series F. To the extent that general and administrative expenses exceed 1.5% of Series F’s net asset value during such year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. No such expenses exceeded these limits during Second Quarter 2005 and Second Quarter 2004.

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

The following table presents the trading value at risk associated with Series F’s open positions by market sector at June 24, 2005 and December 31, 2004. All open position trading risk exposures of Series F have been included in calculating the figure set forth below. At June 24, 2005 and December 31, 2004, Series F had total capitalizations of approximately $39.8 million and $38.9 million respectively.

	June 24, 2005		December 31, 2004
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,269,789	3.19%	$1,265,886	3.25%
Currencies	1,729,174	4.34%	1,980,697	5.09%
Commodities	438,485	1.10%	245,955	0.63%
Stock indices	1,069,751	2.69%	2,029,697	5.22%

Total	$4,507,199	11.32%	$5,522,235	14.19%

The following table presents the average trading value at risk of Series F’s open positions by market sector for Second Quarter 2005 and Year-To-Date 2005 based upon Series F’s total average capitalization of approximately $36.2 million and $36.7 million, respectively.

	Second Quarter 2005		Year-To-Date 2005
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,406,916	3.83%	$1,326,776	3.57%
Currencies	1,654,888	4.51%	1,701,551	4.58%
Commodities	387,113	1.05%	336,103	0.90%
Stock indices	783,990	2.13%	1,071,709	2.88%

Total	$4,232,907	11.52%	$4,436,139	11.93%

Based on average trading value at risk during Year-To-Date 2005 and Second Quarter 2005 as well as value at risk as of June 24, 2005, Series F experienced an overall decrease in its value at risk, relative to capitalization levels, as compared with value at risk at December 31, 2004. This decrease was primarily attributable to the stock index sector where Series F decreased its positions in the S&P, Dow Jones, NASDAQ and DAX indices. At June 24, 2005, Series F’s largest exposure is to the currency sector, with positions in the euro, the Japanese yen, the Swiss franc, the Canadian Dollar, the Mexican peso and the Australian dollar. At June 24, 2005, Series F’s primary commodities exposure is in the energy complex.

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

WORLD MONITOR TRUST II – SERIES F

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: August 8, 2005
Kenneth A. Shewer
Chairman and Director

	By:	/s/ Maureen D. Howley	Date: August 8, 2005
Maureen D. Howley
Senior Vice President and Chief Financial Officer