Form 10-Q
period 2005-09-30
WORLD MONITOR TRUST II SERIES F
filed 2005-11-14
CIK 1090702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST II – SERIES F

FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF FINANCIAL CONDITION

September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	September 30, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$396,254	$207,960
Net unrealized (loss) on open futures contracts	0	(14,245)
Investment in WMT Campbell Pool L.L.C. (99.87% of net asset value)	37,730,490	38,915,521
Redemption receivable from WMT Campbell Pool L.L.C.	205,525	253,805

Total assets	$38,332,269	$39,363,041

LIABILITIES
Accrued expenses	$135,331	$168,833
Commissions and other transaction fees payable	213,626	229,374
Administrative fee payable	41,819	15,470
Redemptions payable	161,799	38,804

Total liabilities	552,575	452,481

Commitments

TRUST CAPITAL
Limited interests (245,135.597 and 267,999.193 interests outstanding) at September 30, 2005 and December 31, 2004	37,393,910	38,509,087
Managing Owner interests (2,529 and 2,794 interests outstanding) at September 30, 2005 and December 31, 2004	385,784	401,473

Total trust capital	37,779,694	38,910,560

Total liabilities and trust capital	$38,332,269	$39,363,041

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2004 (Audited)

Futures Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.04%	$15,155

Futures contracts sold:
Commodities	(0.08)%	(29,400)

Net unrealized (loss) on futures contracts	(0.04)%	$(14,245)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF OPERATIONS

For the Periods June 25, 2005 to September 30, 2005 and June 26, 2004 to September 24, 2004 and

For the Periods January 1, 2005 to September 30, 2005 and January 1, 2004 to September 24, 2004

(Unaudited)

	For the Period June 25, 2005 to September 30, 2005	For the Period June 26, 2004 to September 24, 2004	For the Period January 1, 2005 to September 23, 2005	For the Period January 1, 2004 to September 24, 2004
NET INCOME (LOSS) FROM TRUST OPERATIONS:
REVENUES
Realized	$(1,171)	$(3,038,598)	$(14,428)	$4,694,532
Change in unrealized	0	1,916,137	14,245	(982,407)
Interest income	3,715	154,218	6,672	387,487

Total revenues	2,544	(968,243)	6,489	4,099,612

EXPENSES
Brokerage commissions and other transaction fees	615,042	627,867	1,679,709	2,103,532
Management fees	0	202,190	0	684,377
Incentive fees	0	0	0	1,869,690
General and administrative	0	45,254	107,860	149,497

Total expenses	615,042	871,311	1,787,569	4,807,096

NET (LOSS) FROM TRUST OPERATIONS	(612,498)	(1,839,554)	(1,781,080)	(707,484)

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	1,004,296	0	1,564,502	0
Change in unrealized	(1,247,237)	0	2,291,168	0
Interest income	348,240	0	810,873	0

Total revenues	105,299	0	4,666,543	0

EXPENSES
Brokerage commissions and other transaction fees	44,870	0	135,409	0
Management fee	197,037	0	558,594	0

Total expenses	241,907	0	694,003	0

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	(136,608)	0	3,972,540	0

NET INCOME (LOSS)	$(749,106)	$(1,839,554)	$2,191,460	$(707,484)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average limited and Managing Owner interest	$(2.95)	$(6.29)	$8.47	$(2.25)

Weighted average number of limited and Managing Owner interests outstanding	251,538	292,560	258,828	314,171

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2005 to September 30, 2005 and

For the Period January 1, 2004 to September 24, 2004

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period January 1, 2005 to September 30, 2005
Trust capital at December 31, 2004	270,793.193	$38,509,087	$401,473	$38,910,560
Net income for the period January 1, 2005 to September 30, 2005		2,166,725	24,735	2,191,460
Redemptions	(23,128.596)	(3,281,902)	(40,424)	(3,322,326)

Trust capital at September 30, 2005	247,664.597	$37,393,910	$385,784	$37,799,694

For the period January 1, 2004 to September 24, 2004
Trust capital at December 31, 2003	338,562.309	$46,675,319	$471,939	$47,147,258
Net loss for the period January 1, 2004 to September 24, 2004		(700,498)	(6,986)	(707,484)
Redemptions	(59,245.962)	(8,553,437)	(86,849)	(8,640,286)

Trust capital at September 24, 2004	279,316.347	$37,421,384	$378,104	$37,799,488

	Net Asset Value per Limited and Managing Owner Interest
	September 30, 2005	December 31, 2004	September 24, 2004	December 31, 2003
	$152.54	$143.69	$135.33	$139.26

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition as of September 30, 2005, the statements of operations for the periods June 25, 2005 to September 30, 2005 (“Third Quarter 2005”), June 26, 2004 to September 24, 2004 (“Third Quarter 2004”), January 1, 2005 to September 30, 2005 (“Year-To-Date 2005”), and January 1, 2004 to September 24, 2004, (“Year-To-Date 2004”), and the statements of changes in trust capital for the periods January 1, 2005 to September 30, 2005 and January 1, 2004 to September 24, 2004, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series F (“Series F”) as of September 30, 2005 and the results of its operations for the Third Quarter 2005, Third Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

The expenses incurred by Series F for services performed by the Managing Owner and its affiliates for Series F were:

	Third Quarter 2005	Third Quarter 2004	Year-To-Date 2005	Year-To-Date 2004
Commissions	$613,955	$605,664	$1,676,284	$2,031,244
General and administrative	0	14,542	590	46,823

	$613,955	$620,206	$1,676,874	$2,078,067

Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of September 30, 2005 and December 31, 2004 were $213,626 and $229,374, respectively.

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

Note 3. INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Effective December 6, 2004, Series F invested a substantial portion of its assets in WMT Campbell Pool L.L.C. Series F’s investment in the Company represents approximately 94% and 93% of the net asset value of the Company at September 30, 2005 and December 31, 2004, respectively. The investment in the Company is subject to the Organization Agreement of the Company.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. INVESTMENT IN WMT CAMPBELL POOL L.L.C. (CONTINUED)

Summarized information for this investment is as follows:

	Net Asset Value December 31, 2004	Income	Redemptions	Net Asset Value September 30, 2005
WMT Campbell Pool L.L.C.	$38,915,521	$3,972,540	$(5,157,571)	$37,730,490

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

Series F’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series F all assets of Series F relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2005 and December 31, 2004, such segregated assets totaled $0 and $12,161, respectively. Part 30.7 of the CFTC regulations also requires Series F’s futures commission merchant to secure assets of Series F related to foreign futures trading which totaled $396,263 and $181,554 at September 30, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the Third Quarter 2005, Third Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. This information has been derived from information presented in the financial statements.

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Interest Performance (for a interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$155.47	$141.66	$143.69	$139.26

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1), (3)	(0.92)	(3.88)	15.28	9.73
Interest income (1), (3)	1.40	0.52	3.16	1.24
Expenses (1), (3)	(3.41)	(2.97)	(9.59)	(14.90)

Net increase (decrease) for the period	(2.93)	(6.33)	8.85	(3.93)

Net asset value per interest at end of period	$152.54	$135.33	$152.54	$135.33

Total Return (4)
Total return before incentive fees	(1.89)%	(4.48)%	6.16%	1.26%
Incentive fees	0.00%	0.00%	0.00%	(4.08)%

Total return after incentive fees	(1.89)%	(4.48)%	6.16%	(2.82)%

Supplemental Data
Ratios to average net asset value:(3)
Net investment loss before incentive fees (2), (5)	(4.92)%	(7.10)%	(5.96)%	(7.42)%
Incentive fees (4)	0.00%	0.00%	0.00%	(4.08)%

Net investment loss after incentive fees	(4.92)%	(7.10)%	(5.96)%	(11.50)%

Interest income (5)	3.43%	1.53%	2.93%	1.13%

Incentive fees (4)	0.00%	0.00%	0.00%	8.55%
Other expenses (5)	8.35%	8.63%	8.89%	4.08%

Total expenses	8.35%	8.63%	8.89%	12.63%

Total returns are calculated based on the change in value of an interest during the period. An individual interestholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)	Interest income per interest and expenses per interest are calculated by dividing interest income and expenses by the weighted average number of interests outstanding during the period. Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per interest with the other per interest information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	For the Third Quarter 2005 and Year-To-Date 2005, includes the Trust’s proportionate share of income and expenses of WMT Campbell Pool L.L.C.
(4)	Not annualized.
(5)	Annualized.

SECTION II

WMT CAMPBELL POOL L.L.C.

FINANCIAL STATEMENTS

UNAUDITED

September 30, 2005

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF FINANCIAL CONDITION

September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	September 30, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$38,517,536	$42,836,462
Net unrealized gain (loss) on open futures contracts	840,005	(657,261)
Net unrealized gain on open forward contracts	973,910	0
Interest receivable	0	40,442

Total assets	$40,331,451	$42,219,643

LIABILITIES
Commissions payable	$3,892	$435
Management fee payable	75,461	64,650
Redemptions payable	242,372	258,271

Total liabilities	321,725	323,356

Commitments

MEMBERS’ CAPITAL (Net Asset Value)
Member A	2,279,236	2,980,766
Member F	37,730,490	38,915,521

Total members’ capital (Net Asset Value)	40,009,726	41,896,287

Total liabilities and members’ capital	$40,331,451	$42,219,643

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	September 30, 2005		December 31, 2004
Futures Contracts	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)

Futures contracts purchased:
Commodities	(0.05)%	$(20,470)	(0.06)%	$(25,083)
Currencies	0.00%	0	(1.01)%	(425,541)
Interest rates	(0.14)%	(55,179)	0.13%	56,691
Stock indices	1.24%	497,023	0.69%	289,217

Net unrealized gain (loss) on futures contracts purchased	1.05%	421,374	(0.25)%	(104,716)

Futures contracts sold:
Commodities	(0.12)%	(48,716)	(0.01)%	(5,788)
Currencies	0.00%	0	(1.41)%	(594,763)
Interest rates	1.17%	467,347	0.11%	48,006

Net unrealized gain (loss) on futures contracts sold	1.05%	418,631	(1.31)%	(552,545)

Net unrealized gain (loss) on futures contracts	2.10%	$840,005	(1.56)%	$(657,261)

Forward contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	(5.80)%	$(2,325,549)	0.00%	$0

Forward contracts sold:
Net unrealized gain on forward contracts sold	8.25%	$3,299,459	0.00%	$0

Net unrealized gain on forward contracts	2.43%	$973,910	0.00%	$0

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF OPERATIONS

For the Periods June 25, 2005 to September 30, 2005 and January 1, 2005 to September 30, 2005

(Unaudited)

	For the Period June 25, 2005 to September 30, 2005	For the Period January 1, 2005 to September 30, 2005
REVENUES
Realized	$1,066,756	$1,652,268
Change in unrealized	(1,324,688)	2,471,177
Interest income	369,757	867,153

Total revenues	111,825	4,990,598

EXPENSES
Commissions	47,638	144,996
Management fee	209,214	597,968

Total expenses	256,852	742,964

NET INCOME (LOSS)	$(145,027)	$4,247,634

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2005 to September 30, 2005

(Unaudited)

	Members’ Capital
	Member A	Member F	Total
Balances at December 31, 2004	$2,980,766	$38,915,521	$41,896,287
Net income for the period January 1, 2005 to September 30, 2005	275,094	3,972,540	4,247,634
Redemptions	(976,624)	(5,157,571)	(6,134,195)

Balances at September 30, 2005	$2,279,236	$37,730,490	$40,009,726

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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2005, the statements of operations for the periods June 25, 2005 to September 30, 2005 (“Third Quarter 2005”) and January 1, 2005 to September 30, 2005 (“Year-To-Date 2005”), and the statement of changes in members’ capital for the period January 1, 2005 to September 30, 2005, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2005, and the results of operations for the periods June 25, 2005 to September 30, 2005 and January 1, 2005 to September 30, 2005.

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

The Company pays the Trading Advisor a management fee at an annual rate of 2% of the Company’s net assets determined as of the close of business each Friday. The sum of the amounts determined each Friday will be paid monthly. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last Friday of each week shall be added back to the assets and there shall be no reduction for (i) the weekly management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the Company pays the Trading Advisor an incentive fee of 22% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement) of each Member’s account. The incentive fee will accrue weekly and be paid quarterly. An incentive fee of $21,570 with respect to Member A was earned by the Trading Advisor; during the period January 1, 2005 to September 30, 2005. No incentive fee was earned by the Trading Advisor with respect to Member F during the period January 1, 2005 to September 30, 2005.

The incentive fee is an expense of the individual Member and, as such, is not included in the Company’s statement of operations, but is included in the individual Members’ financial statements.

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

When entering into futures or forward contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, (i.e. some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain included in the statement of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

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

The Company’s commodity broker, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2005 and December 31, 2004, such segregated assets totaled $3,869,906 and $5,765,078, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $35,165,910 and $36,414,123 at September 30, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2005, all open futures contracts mature within 9 months.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the Third Quarter 2005 and Year-To-Date 2005. This information has been derived from information presented in the financial statements.

	Third Quarter 2005 Unaudited		Year-To-Date 2005 Unaudited
	Member A	Member F	Member A	Member F
Total return (1)	(0.36)%	(0.36)%	10.50%	10.67%
Total Expenses (2)	(2.36)%	(2.36)%	(2.49)%	(0.87)%

Net investment income (loss) (2), (3)	(2.72)%	(2.72)%	8.01%	9.80%

Total return and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total return and ratios may vary from the above return and ratios based on the timing of redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents net income.

WORLD MONITOR TRUST II – SERIES F

(a Delaware Business Trust)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report includes forward-looking statements that reflect the Managing Owner’s current expectations about the future results, performance, prospects and opportunities of the Trust. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Trust’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Managing Owner undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

Limited interests in Series F may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for the Third Quarter 2005, Year-To-Date 2005, and for the period from March 1, 2000 (commencement of operations) to September 30, 2005 were $1,231,273, $3,281,902 and $19,393,776, respectively. Redemptions of general interests for the Third Quarter 2005, Year-To-Date 2005, and for the period from March 1, 2000 (commencement of operations) to September 30, 2005 were $40,424, $40,424 and $170,897, respectively. Additionally interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for interests of one or more other series of World Monitor Trust II on a weekly basis for as long as limited interests in those series are being offered to the public. Series F and World Monitor Trust II – Series E are no longer offered to the public as those series substantially achieved their subscription maximums during July 2003 and June 2003, respectively. In addition, since July 2003, the offering of interests in Series D has been suspended. Accordingly, at this time interests may not be exchanged. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At September 30, 2005, 100% of Series F’s net assets were allocated to commodities trading. In as much as the sole business of Series F is to trade in commodities, Series F continues to own such liquid assets to be used as margin. The broker credits Series F with interest income on 100% of its average daily equity maintained in its accounts with them during each month at the 13-week Treasury bill discount rate.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2005, Series F had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of Series F. While Series F’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Series F’s financial position.

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

Results of Operations

The net asset value per Interest as of September 30, 2005 was $152.54, a increase of 6.16% from the December 31, 2004 net asset value per Interest of $143.69 and a decrease of 1.89% from the June 24, 2005 net asset value per interest of $155.47. Past performance is not necessarily indicative of future results.

Series F’s trading (losses) gains before commissions and related fees were $(244,000) and $3,856,000 during Third Quarter 2005 and Year-To-Date 2005, compared to $(1,122,200) and $3,712,000 during Third Quarter 2004 and Year-To-Date 2004, respectively. Due to the nature of Series F’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series F’s Third Quarter 2005 trading results is presented below.

Past performance is not indicative of future results.

As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

Quarterly Market Review

The U.S. economy had a reasonably positive third quarter, despite higher petroleum and natural gas prices and two major hurricanes at quarter’s end that caused significant damage in New Orleans and the Gulf Coast region. A strong U.S. dollar was an evident factor throughout the third quarter. The final report on the second quarter Gross Domestic Product (“GDP”), released at the end of September, showed the U.S. economy growing at a 3.3% annual rate. Consumer spending and a large trade deficit were major contributors to the final second quarter number. For the third quarter, the forecasts are mostly running around an annual rate of 3.5%, notwithstanding $3 per gallon gasoline and rising natural gas prices that are expected to cause higher home heating bills.

The Federal Reserve (“Fed”) increased its emphasis on inflation throughout the third quarter, as evidenced not only by the Federal Open Market Committee (“FOMC”) minutes, but also by speeches from Chairman Greenspan and a number of Fed members. The FOMC continued to raise rates during the third quarter, ignoring pleas from politicians and economists to pause after the hurricanes. In addition, the statement from the September 20 meeting made it appear that the FOMC may continue raising rates. Treasury yields have been slow to reflect this but the 10-year note ended the third quarter at 4.25%, up from 3.94% at June 30. The yield curve has been flattening almost all year and the spread between the 2 and 10-year notes was 14 to 15 points at the end of September, slightly above the 4 year low of 12 points.

Third quarter economic data included steady housing numbers and decent employment figures. However, consumer confidence was clearly shaken by gas prices and the hurricanes. In particular, the September University of Michigan Sentiment Index disappointed economists with a decline to 76.9 from 89.1 in August and 96.7 in July. Among other reports, personal income and spending ended the quarter on a weak note and the nation’s savings rate fell to a record low of minus 0.7%.

The major European and Asian economies were reasonably strong this quarter, despite high energy prices. In Europe, the European Central Bank (“ECB”) left rates unchanged during the quarter, extending the existing 2% rate. While there was periodic speculation that it was leaning toward higher rates, and ECB President Claude Trichet stepped up his inflation rhetoric, the ECB continues to maintain the same rate that has existed since November 2003 with little prospect of any change this year. While the Bank of England lowered its base rate by 25 points at its August 4 meeting, that is considered a one-time event as recent U.K. data does not indicate any additional moves in the near future.

A significant event in Europe during the third quarter was the German elections, which ended in a virtual tie between Gerhard Schroeder and Angela Merkel. This created a great deal of uncertainty and lessened prospects of any imminent economic reform. At the end of September, the situation was still unresolved but appeared to be moving toward a coalition solution, a result that may limit reform potential.

In the third quarter, the Organization of Economic Cooperation and Development (“OECD”) increased its GDP forecasts for France and Italy but lowered them for Germany and the U.K. France was increased to 1.6% from 1.4% and Italy was increased to a positive 0.2% from a negative 0.6%. Germany was downgraded to 1.0% from 1.2% and the U.K. was decreased to 1.9% from 2.4%. The August unemployment rate for Germany was unchanged at 11.6% while France’s unemployment rate edged below 10% for the first time in 2 years.

In Asia, the reelection of reform-minded Prime Minister Koizumi was received favorably, leading to a rally in the Nikkei to 13,678, a level not seen since May 2001. Japan’s economic data also pointed to growth, including strong consumer sector numbers. Despite a period of increasing oil prices, August industrial production grew at a 1.2% pace, extending the recent positive trend. The OECD raised its 2005 GDP projection for Japan to 1.8% from 1.5%. Meanwhile, China, Korea and India continue to see strong economic expansion while inflationary pressures appear to be under reasonable control.

Currencies: The U.S. dollar had a strong September and a solid third quarter against the euro, Japanese yen and British pound. In late September, the People’s Republic of China central bank widened the yuan’s trading band against the Japanese yen, euro and Hong Kong dollar to 3.0% from 1.5%. The U.S. dollar remained at 0.3%. China described the move as necessary to curb speculation that could be harmful to the yuan.

The Bank of Canada raised its overnight interest rate by 25 basis points to 2.75% on September 7. The accompanying statement was unclear as to whether further rate hikes were likely. The Canadian dollar ended September at 86.03 cents to the U.S. dollar compared to 83.66 cents to the U.S. dollar at the end of the second quarter. In other currencies, the Australian dollar ended the quarter at 76.27 cents to the U.S. dollar and the South African rand was at 6.37 rand to the U.S. dollar.

Energies: Natural gas prices hit record highs in September increasing 80% for the quarter. Hurricanes Katrina and Rita were the primary reasons for the increase. Repairing the vast damage to natural gas facilities in the Gulf (including rigs, pipelines and processing facilities) is taking far longer than expected. It is expected that it will be weeks before facilities are near normal and months before they are fully operational.

As to the petroleum sector, the third quarter also saw higher prices, albeit less than natural gas. Crude rose 13%, heating oil increased 23% and unleaded petroleum rose 44% in the third quarter. At the end of the quarter, the U.S. Minerals Management Service estimated that 97.8% of daily oil production in the Gulf was still offline. As with natural gas, repairs are taking considerably longer than originally anticipated. President Bush announced two releases from the strategic petroleum reserve and OPEC increased quotas by 500,000 barrels; however, given refinery capacity problems, these actions had minimal impact.

Indices: The Dow Jones Industrial Average (“DJIA”), the NASDAQ and the S&P 500 indices each ended September higher, notwithstanding two major hurricanes and sharply higher gasoline and natural gas prices. For the DJIA, it was its first September gain in seven years.

Foreign markets outperformed the U.S. in almost all cases. The Nikkei ended the quarter at 13,678, a level not seen since May 2001, despite a period of higher oil prices. Stocks may have also benefited from a weaker yen, which encourages exports.

Other regional markets ended the quarter higher. Korea’s Kospi, which is attracting global investor attention, rose to record levels. Natural resource equities helped the Australian All Ordinary Index.

European markets were strong throughout September in part because of a number of announced merger and acquisition deals, and the U.S. dollar rally. Technology, energy and mining issues were leading performers. European companies have been able to increase profits despite lackluster, albeit slightly improved, economic growth, high oil prices and concerns surrounding the U.S. economy.

Interest Rates: In the third quarter, U.S. Treasuries turned in their weakest quarter since the second quarter of 2004. The pattern of a flattening yield curve, prevalent for most of the quarter, was extended in September as the spread between the 10-year note and the 2-year narrowed to 14 points, just off the 4 year low of 12 basis points. Many fixed income experts view an inverted curve as inevitable. The Fed continued to raise rates, and numerous speeches from various Fed governors made it clear that the FOMC was not finished.

In Europe, the ECB held rates at 2.0%, a level that has stayed constant since November 2003. After cutting rates 25 basis points at its August 4 meeting, the Bank of England took no action in September, and recent economic data seems to indicate no further change this year. While the Bank of Canada followed the U.S. by raising rates 25 basis points, the Reserve Bank of Australia made no move. U.S. securities continue to benefit from a distinct yield advantage over most of their major competitors, including 115 basis points over the German Bund, the highest in 5 years. Foreign demand for U.S. Treasuries remains strong among central banks and private investors in Europe, Asia and the Middle East.

Metals: The third quarter, but especially September, was strong for precious metals, particularly gold. The gold rally occurred during a period of significant U.S. dollar strength. Increasing oil prices aroused inflation concerns and gold prices indicate growing underlying inflation pressures, similar to concerns expressed by the FOMC. The September hurricanes and their potential inflationary implications and ongoing concerns regarding the Middle East added to gold’s performance.

Copper turned in a strong third quarter as well and is now up 33.6% year-to-date thru September 30 within the Dow Jones AIG Index. Aluminum followed the lead of copper at times, albeit in a far less buoyant pattern, although it weakened somewhat toward the end of the quarter. Nickel saw rising warehouse stocks as it lost 9.1% in September and 6.02% for the third quarter. Zinc was 13.46% higher in the third quarter.

Quarterly Trust Performance

The following is a summary of performance for the major sectors in which the Trust traded:

Currencies (-): Escalating energy prices, strong demand for U.S. securities and concerns over a general slowing of the global economy affected the currency markets during the quarter. Losses were generated from both long and short positions in the British pound and Swiss franc as well as short positions in the Canadian dollar.

Energies (+): Concerns over refining capacity as well as the lack of supply for increasing global demand were elevated to new heights in the wake of Hurricane Katrina. Record highs were experienced in both crude oil and natural gas during the quarter. Gains were achieved on long positions across the entire sector.

Indices (+): The major equity indices in Western Europe, Japan and Australia were strong throughout the quarter. The Trust’s largest gains were achieved through long positions in the Nikkei, DAX, and Dow Jones STOXX 50.

Interest Rates (-): Short-term volatility increased as global bond markets reacted to news on economic growth and central bank monetary policy activity. The Trust’s losses were attributable to long positions across the German curve at the beginning of the quarter and short positions across the U.S. curve in the middle of the quarter.

Metals (+): Base metals contributed to a positive return in this sector for the quarter, with long positions in copper the main contributor.

SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) that are based on the beliefs of Series F, as well as assumptions made by, and information currently available to, Series F. A number of important factors should cause Series F’s actual results, performance or achievements for 2005 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

Interest income is earned on the average daily equity maintained in its accounts with the broker and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income increased $198,000 and $430,000 during Third Quarter 2005 and Year-To-Date 2005, as compared to Third Quarter 2004 and Year-To-Date 2004, due to the higher overall interest rates in 2005 versus 2004.

Commissions are calculated on Series F’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees increased for Third Quarter 2005 $32,000 and decreased Year-To-Date 2005 $(288,000), as compared to Third Quarter 2004 and Year-To-Date 2004, due to variation in trading size.

All trading decisions for Series F are made by Campbell & Company, Inc. (the “Trading Advisor”). Management fees are calculated on Series F’s net asset value at the end of each week and, therefore, are affected by weekly trading performance, and redemptions. Management fees decreased $5,000 and $126,000 for Third Quarter 2005 and Year-To-Date 2005, as compared to Third Quarter 2004 and Year-To-Date 2004, due to the decrease in average net asset levels.

Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and Trading Advisor. No incentive fees were incurred during Third Quarter 2005, Year-To-Date 2005, and Third Quarter 2004, respectively. An incentive fee of $1,870,000 was earned for the Year-To-Date 2004 period.

General and administrative expenses were $0, $108,000, $45,000 and $149,000 for Third Quarter 2005, Year-To-Date 2005, Third Quarter 2004 and Year-To-Date 2004, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursements of costs incurred by the Managing Owner on behalf of Series F. To the extent that general and administrative expenses exceed 1.5% of Series F’s net asset value during such year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. No such expenses exceeded these limits during Third Quarter 2005 and Third Quarter 2004.

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

The following table presents the trading value at risk associated with Series F’s open positions by market sector at September 30, 2005 and December 31, 2004. All open position trading risk exposures of Series F have been included in calculating the figure set forth below. At September 30, 2005 and December 31, 2004, Series F had total capitalizations of approximately $37.8 million and $38.9 million respectively.

	September 30, 2005		December 31, 2004
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$706,096	1.87%	$1,265,886	3.25%
Currencies	1,558,270	4.12%	1,980,697	5.09%
Commodities	296,714	0.79%	245,955	0.63%
Stock indices	1,888,736	5.00%	2,029,697	5.22%

Total	$4,449,817	11.78%	$5,522,235	14.19%

The following table presents the average trading value at risk of Series F’s open positions by market sector for Third Quarter 2005 and Year-To-Date 2005 based upon Series F’s total average capitalization of approximately $36.2 million and $36.7 million, respectively.

	Third Quarter 2005		Year-To-Date 2005
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$882,195	2.29%	$1,154,642	3.09%
Currencies	1,537,285	4.00%	1,633,082	4.36%
Commodities	407,515	1.06%	354,429	0.95%
Stock indices	1,480,595	3.85%	1,235,459	3.30%

Total	$4,307,590	11.20%	$4,377,612	11.70%

Based on the average trading value at risk for the nine month and three month periods ended September 30, 2005 and the value at risk at September 30, 2005, Series F experienced an overall decrease in its value at risk as compared with its December 31, 2004 value at risk, relative to capitalization levels. This decrease was attributable to reductions in interest rates, currencies and stock indices. There was a small increase in the value at risk relative to capitalization levels for commodities for the nine month, three month and one month periods ended September 30, 2005 as compared with its December 31, 2004 value at risk. At September 30, 2005, Series F’s largest exposure is to the stock indices sector, the largest positions being in the S&P 500, the DAX and the Dow Jones STOXX 50. At September 30, 2005, Series F’s primary currency exposures are in the Japanese yen, euro and Australian dollar.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s co-chief executive officer, chief financial officer and director of fund administration, of the effectiveness of the design and operation of Series F’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s co-chief executive officer, chief financial officer and director of fund administration, concluded that Series F’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or to which the Registrants or Managing Owner was a party during the period covered by this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits:

3.1 and 4.1	Third Amended and Restated Declaration of Trust and Trust Agreements of World Monitor Trust II dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST II – SERIES F

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: November 14, 2005
Kenneth A. Shewer
Co-Chief Executive Officer

	By:	/s/ Maureen D. Howley	Date: November 14, 2005
Maureen D. Howley
Senior Vice President and Chief Financial Officer

	By:	/s/ David K. Spohr	Date: November 14, 2005
David K. Spohr
Vice President and Director of Fund Administration