Form 10-Q
period 2006-03-31
WORLD MONITOR TRUST II SERIES F
filed 2006-05-15
CIK 1090702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Large accelerated  ☐    filer Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST II – SERIES F

FINANCIAL STATEMENTS

March 31, 2006

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF FINANCIAL CONDITION

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$397,852	$405,744
Investment in WMT Campbell Pool L.L.C. (99.48% and 99.57% of net asset value, respectively)	35,989,292	36,596,444
Redemption receivable from WMT Campbell Pool L.L.C.	136,622	279,989

Total assets	$36,523,766	$37,282,177

LIABILITIES
Accrued expenses	$46,759	$72,190
Commissions and other transaction fees payable	205,339	224,437
Incentive fee payable	0	1,631
Redemption payable	94,822	228,956

Total liabilities	346,920	527,214

TRUST CAPITAL
Limited interests (218,290.258 and 231,089.673 interests outstanding) at March 31, 2006 and December 31, 2005	35,807,112	36,375,919
Managing Owner interests (2,254 and 2,408 interests outstanding) at March 31, 2006 and December 31, 2005	369,734	379,044

Total trust capital	36,176,846	36,754,963

Total liabilities and trust capital	$36,523,766	$37,282,177

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF OPERATIONS

For the Period January 1, 2006 to March 31, 2006 and

For the Period January 1, 2005 to March 25, 2005

(Unaudited)

	For the Period January 1, 2006 to March 31, 2006	For the Period January 1, 2005 to March 25, 2005
NET (LOSS) FROM TRUST OPERATIONS:
REVENUES
Realized	$0	$(14,245)
Change in unrealized	0	14,245
Interest income	3,445	907

Total revenues	3,445	907

EXPENSES
Brokerage commissions and other transaction fees	533,316	516,038
General and administrative	54,893	107,270

Total expenses	588,209	623,308

NET (LOSS) FROM TRUST OPERATIONS	(584,764)	(622,401)

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	(658,592)	(1,732,200)
Change in unrealized	2,518,635	191,333
Interest income	404,631	211,380

Total revenues	2,264,674	(1,329,487)

EXPENSES
Brokerage commissions and other transaction fees	31,062	50,457
Management fee	176,916	171,558

Total expenses	207,978	222,015

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	2,056,696	(1,551,502)

NET INCOME (LOSS)	$1,471,932	$(2,173,903)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average limited and Managing Owner interest	$6.50	$(8.13)

Weighted average number of limited and Managing Owner interests outstanding	226,428	267,499

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2006 to March 31, 2006 and

For the Period January 1, 2005 to March 25, 2005

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period December 31, 2005 to March 31, 2006
Trust capital at December 31, 2005	233,497.673	$36,375,919	$379,044	$36,754,963
Net income for the period January 1, 2006 to March 31, 2006		1,455,981	15,951	1,471,932
Redemptions	(12,953.415)	(2,024,788)	(25,261)	(2,050,049)

Trust capital at March 31, 2006	220,544.258	$35,807,112	$369,734	$36,176,846

For the period December 31, 2004 to March 25, 2005
Trust capital at December 31, 2004	270,793.193	$38,509,087	$401,473	$38,910,560
Net (loss) for the period January 1, 2005 to March 25, 2005		(2,151,239)	(22,664)	(2,173,903)
Redemptions	(7,597.208)	(1,052,644)	0	(1,052,644)

Trust capital at March 25, 2005	263,195.985	$35,305,204	$378,809	$35,684,013

Net Asset Value per Limited and Managing Owner Interest
March 31, 2006	December 31, 2005	March 25, 2005	December 31, 2004
$164.03	$157.41	$135.58	$143.69

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Trust

The statement of financial condition as of March 31, 2006, and the statements of operations and changes in trust capital for the periods January 1, 2006 to March 31, 2006 and January 1, 2005 to March 25, 2005, are unaudited. In the opinion of Preferred Investment Solutions Corp. (“Preferred” or “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series F (“Series F”) as of March 31, 2006 and the results of its operations for the periods January 1, 2006 to March 31, 2006 (“First Quarter 2006”), and January 1, 2005 to March 25, 2005 (“First Quarter 2005”). The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series F’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

World Monitor Trust II – Series F (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”): Series D, E and F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Agreement”). The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company.

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

To the extent that general and administrative expenses exceeded 1.5% of Series F’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the First Quarter 2006 and First Quarter 2005.

The expenses incurred by Series F for services performed by the Managing Owner and its affiliates for Series F were:

	First Quarter 2006	First Quarter 2005
Commissions	$533,316	$514,131
General and administrative	5,681	0

	$538,997	$514,131

Expenses payable to the Managing Owner and its affiliates as of March 31, 2006 and December 31, 2005 were $205,339 and $224,437, respectively.

Note 3.	INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Effective December 6, 2004, Series F invested a substantial portion of its assets in WMT Campbell Pool L.L.C. Series F’s investment in the Company represents approximately 99.48% and 99.57%, respectively, of the net asset value of the Company at March 31, 2006 and December 31, 2005. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for this investment is as follows:

	Net Asset Value December 31, 2005	Gain	Redemptions	Net Asset Value March 31, 2006
WMT Campbell Pool L.L.C.	$36,596,444	$2,056,696	$(2,663,848)	$35,989,292

Series F may make additional contributions to, or redemptions from, the Company on a weekly basis.

Note 4.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

Credit Risk (Continued)

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

Series F’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series F all assets of Series F relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2006 and December 31, 2005, such segregated assets totaled $352 and $348, respectively. Part 30.7 of the CFTC regulations also requires Series F’s futures commission merchant to secure assets of Series F related to foreign futures trading which totaled $0 and $0 at March 31, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the period January 1, 2006 to March 31, 2006 and for the period January 1, 2005 to March 25, 2005. This information has been derived from information presented in the financial statements.

	First Quarter 2006	First Quarter 2005
Per Interest Performance
(for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$157.41	$143.69

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1), (3)	8.34	(5.74)
Interest income (1), (3)	1.80	0.79
Expenses (1), (3)	(3.52)	(3.16)

Net increase (decrease) for the period	6.62	(8.11)

Net asset value per interest at end of period	$164.03	$135.58

Total Return (4)
Total return before incentive fees	4.21%	(5.65)%
Incentive fees	0.00%	0.00%

Total return after incentive fees	4.21%	(5.65)%

Supplemental Data

Ratios to average net asset value:(3)
Net investment (loss) before incentive fees (2), (5)	(4.02)%	(7.37)%
Incentive fees (4)	0.00%	0.00%

Net investment (loss) after incentive fees	(4.02)%	(7.37)%

Interest income (5)	4.23%	2.45%

Incentive fees (4)	0.00%	0.00%
Other expenses (5)	8.25%	9.82%

Total expenses	8.25%	9.82%

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

SECTION II

WMT CAMPBELL POOL L.L.C.

FINANCIAL STATEMENTS

March 31, 2006

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF FINANCIAL CONDITION

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006	December 31, 2005
ASSETS
Equity in broker trading accounts
Cash in commodity trading accounts	$36,805,108	$40,427,991
Net unrealized gain (loss) on open contracts	1,390,927	(1,270,180)

Total assets	$38,196,035	$39,157,811

LIABILITIES
Commissions payable	$4,339	$5,377
Management fee payable	71,837	78,910
Redemptions payable	142,445	316,109

Total liabilities	218,621	400,396

MEMBERS’ CAPITAL (Net Asset Value)
Member A	1,988,122	2,160,971
Member F	35,989,292	36,596,444

Total members’ capital (Net Asset Value)	37,977,414	38,757,415

Total liabilities and members’ capital	$38,196,035	$39,157,811

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006		December 31, 2005
Futures Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	1.34%	$509,695	(0.88)%	$(340,904)
Interest rates	(0.25)%	(93,600)	0.03%	13,407
Stock indices	0.52%	196,071	(0.06)%	(24,587)

Net unrealized gain (loss) on futures contracts purchased	1.61%	612,166	(0.91)%	(352,084)

Futures contracts sold:
Commodities	(0.06)%	(20,926)	0.00%	0
Interest rates	1.18%	447,649	0.67%	258,268
Stock indices	0.00%	0	(0.02)%	(9,379)

Net unrealized gain on futures contracts sold	1.12%	426,723	0.65%	248,889

Net unrealized gain (loss) on futures contracts	2.73%	$1,038,889	(0.26)%	$(103,195)

Forward Contracts
Forward contracts purchased:
Net unrealized (loss) on forward contracts purchased	(1.42)%	$(539,421)	(2.71)%	$(1,048,402)

Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	2.35%	891,459	(0.30)%	(118,583)

Net unrealized gain (loss) on forward contracts	0.93%	$352,038	(3.01)%	$(1,166,985)

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF OPERATIONS

For the Period January 1, 2006 to March 31, 2006 and

For the Period January 1, 2005 to March 25, 2005

(Unaudited)

	For the Period January 1, 2006 to March 31, 2006	For the Period January 1, 2005 to March 25, 2005
REVENUES
Realized	$(695,096)	$(1,865,011)
Change in unrealized	2,661,107	206,403
Interest income	427,479	227,595

Total revenues	2,393,490	(1,431,013)

EXPENSES
Commissions	32,824	54,329
Management fee	186,920	184,730

Total expenses	219,744	239,059

NET GAIN (LOSS)	$2,173,746	$(1,670,072)

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2006 to March 31, 2006 and

For the Period January 1, 2005 to March 25, 2005

(Unaudited)

	Members’ Capital
	Member A	Member F	Total
For the period December 31, 2005 to March 31, 2006
Balances at December 31, 2005	$2,160,971	$36,596,444	$38,757,415
Net income for the period January 1, 2006 to March 31, 2006	117,050	2,056,696	2,173,746
Redemptions	(289,899)	(2,663,848)	(2,953,747)

Balances at March 31, 2006	$1,988,122	$35,989,292	$37,977,414

For the period December 31, 2004 to March 25, 2005
Balances at December 31, 2004	$2,980,766	$38,915,521	$41,896,287
Net (loss) for the period January 1, 2005 to March 25, 2005	(118,570)	(1,551,502)	(1,670,072)
Redemptions	(123,422)	(1,666,119)	(1,789,541)

Balances at March 25, 2005	$2,738,774	$35,697,900	$38,436,674

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

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2006 and the statements of operations and changes in members’ capital (net asset value) for the periods January 1, 2006 to March 31, 2006, and January 1, 2005 to March 25, 2005, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2006, and the results of operations for the periods January 1, 2006 to March 31, 2006, and January 1, 2005 to March 25, 2005. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity futures and forward transactions are recognized in the period in which the contracts are closed.

Brokerage commissions include other trading fees and are charged to expense when contracts are entered into.

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

The Company allocates profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its Members weekly on a pro rata basis based on each Member’s pro rata capital in the Company during the week. Each Member is then charged with the applicable incentive fee. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Company has not and does not presently intend to make any distributions.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently.

Note 3.	FEES

A.	Organizational, General and Administrative Costs

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

Additionally, the Members pay the Trading Advisor an incentive fee of 22% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement).

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

The Company’s commodity broker, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2006 and December 31, 2005, such segregated assets totaled $4,823,752 and $4,041,188, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $427,089 and $39,656 at March 31, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2006, all open futures contracts mature within 9 months.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the period January 1, 2006 to March 31, 2006 and for the period January 1, 2005 to March 25, 2005. This information has been derived from information presented in the financial statements.

	First Quarter 2006		First Quarter 2005
	Member A	Member F	Member A	Member F
Total return (1)	5.80%	5.76%	(4.15)%	(4.17)%

Total expenses	(2.33)%	(2.33)%	(2.39)%	(2.39)%

Net investment income (2)	2.20%	2.20%	(0.12)%	(0.11)%

Total returns and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total returns and ratios may vary from the above returns and ratios based on the timing of redemptions.

(1)	Not annualized and includes realized and unrealized gains on securities transactions.
(2)	Annualized.

WORLD MONITOR TRUST II – SERIES F

(a Delaware Business Trust)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report includes forward-looking statements that reflect Preferred Investment Solutions Corp.’s (“Preferred” or the “Managing Owner”) current expectations about the future results, performance, prospects and opportunities of the World Monitor Trust II – Series F (“Series F” or the “Trust”). The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Series F’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing Series F’s financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or Internationally recognized futures exchange involves a critical accounting policy. The market values of futures (exchange traded) contracts are verified by the administrator who obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with Series F’s broker. The market value of currency swap and forward (non-exchange traded) contracts are extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all Interest holders.

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

Limited interests in Series F may be redeemed on a weekly basis. Redemptions of limited interests for the First Quarter 2006 and for the period from March 1, 2000 (commencement of operations) to March 31, 2006 were $2,024,788 and $23,666,023, respectively. Redemptions of general interests for the First Quarter 2006 and for the period from March 1, 2000 (commencement of operations) to March 31, 2006 were $25,261 and $215,209, respectively. Additionally interests owned in any series of World Monitor Trust II (Series D, E or F) were exchangeable, without any charge, for interests of one or more other series of World Monitor Trust II on a weekly basis for as long as limited interests in those series were being offered to the public. Series F and World Monitor Trust II – Series E are no longer offered to the public as those series substantially achieved their subscription maximums during July 2003 and June 2003, respectively. In addition, since July 2003, the offering of interests in Series D has been suspended. Accordingly, at this time interests may not be exchanged. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At March 31, 2006, 100% of Series F’s net assets were allocated to commodities trading through the Company. A significant portion of the net assets was held in cash which was used as margin for trading in commodities. In as much as the sole business of Series F is to trade in commodities, Series F continues to own such liquid assets to be used as margin. The broker credits Series F and the Company with interest income on 100% of its average daily equity maintained in its accounts with them during each month.

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

Since Series F’s business is to trade futures and forward contracts, through it’s investment in the Company, it’s capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series F’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series F’s speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series F’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Series F and its trading advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 4 to the financial statements for a further discussion on the credit and market risks associated with Series F’s futures contracts.

Series F does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2006, Series F had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series F. While Series F’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have material impact on Series F’s financial position.

Series F’s contractual obligations are with the Managing Owner, Trading Advisor and its commodity broker. Payments made under Series F’s agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of Series F’s “New High Net Trading Profits”. In addition, management fee payments made to the Trading Advisor and fees paid to the Managing Owner are calculated as a fixed percentage of Series F’s Net Asset Values. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as Net Asset Values are not known until a future date. Commission payments to the commodity broker are based on cost per executed trade and, as such, the Managing Owner cannot anticipate the amount of payments that will be required under the brokerage agreement for future periods as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Note 3 of Series F’s 2005 Annual Report.

Results of Operations

The net asset value per Interest as of March 31, 2006 was $164.03, an increase of 4.21% from the December 31, 2005 net asset value per Interest of $157.41. Past performance is not necessarily indicative of future results.

Series F’s trading gains before commissions and related fees were approximately $1,860,000 during First Quarter 2006, compared to a trading loss of approximately $1,541,000 during First Quarter 2005. Due to the nature of Series F’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series F’s First Quarter 2006 trading results is presented below.

Quarterly Market Overview

Markets in both the U.S. and Europe seemed to overlook numerous geopolitical issues in the first quarter of 2006.

In the U.S., a major event for the first quarter was the transition in Federal Reserve (“Fed”) leadership from Alan Greenspan to Ben Bernanke. For months prior to the transition there was concern that the change could result in considerable volatility in fixed income and equity markets. The transition, however, appears seamless.

For much of the first quarter, the answer to the question of when the Fed might be approaching the end of the rate hike cycle changed depending on the latest economic data. By quarter’s end it became apparent that the Fed was not finished, and that there were likely two, and possibly three, additional 25 basis point moves to come. Yields reflected this as the benchmark 10-year Note moved from 4.395% at the end of 2005 to 4.853% at the end of March 2006. The 2-year Note stood at 4.845% at the end of the quarter, versus 4.535% at the end of 2005. The reintroduction of the 30-year bond in February proved to be a success, with strong foreign bidding. In regard to the yield curve, Chairman Bernanke stated on numerous occasions that the inverted curve was “not a harbinger of deteriorating economic fundamentals, but rather related to strong foreign demand.” The yield curve inversion between the 2 and 10-year Notes was as much as 16 basis points in early March, but as the second quarter began, the curve was out of inversion.

The first quarter economic data was positive with limited inflation. Fourth quarter Gross Domestic Product (“GDP”) was revised up to 1.7%. The Conference Board’s March Consumer Confidence reading of 107.2 showed a strong consumer sector, despite higher gas prices. The first quarter saw solid growth in durable goods and factory orders, and manufacturing confidence indicators were upbeat. Housing concerns persisted, and there is evidence of some slowing as mortgage rates increase, but a housing bubble seems to have been averted.

Equity markets finished the first quarter on a strong note, after a mixed pattern in January and February. The S&P 500 had its best first quarter in 7 years with a 3.7% gain, and the Dow Jones Industrial Average also rose 3.7%. NASDAQ led the first quarter rally with a 6.1% gain. The U.S. dollar was volatile in the first quarter. The Japanese yen finished March at 117.68 versus the U.S. dollar, little changed from the end of December, while the Euro was at 1.2116 versus the U.S. dollar, down 2.4% for the quarter.

The Eurozone showed evidence of economic improvement in the first quarter. Data was mostly positive, with a few exceptions such as German Unemployment at 11.4%. On the other hand, German business confidence, as measured by the widely followed IFO Indicator, rose to a 15-year high of 105.4 in March. Data emanating from France and other Euro nations was mostly positive. The European Central Bank (“ECB”) raised rates twice in the last four months, and at least two additional moves are anticipated. Eurozone CPI has been advancing at around 2.3%, above the 2.0% ECB target, which adds to the probability of a rate hike.

In addition to steady economic growth, European equity markets soared in the first quarter as international fund managers were active buyers. In the first quarter, the DAX rose 10.4%, the CAC rose 10.7% and the Stoxx 600, a broad measure of various European equity exchanges, was up 7.9%. Oil in excess of $60 per barrel appears to have caused less impact on global growth than anticipated. Europe had been thought to be more vulnerable than the U.S. but that has not been the case as energy’s percentage of GDP has declined materially in recent years.

The Bank of England held rates steady, as the U.K. lagged the other European Union countries. The British pound finished the quarter slightly higher versus the U.S. dollar and the FTSE was up 6.2%.

The major economic development in Japan was the end of that nation’s long-standing deflationary period. In late March, the Bank of Japan (“BOJ”) took the first steps toward ending their “ultra-easy” monetary policy. The BOJ did not, however, alter its zero interest rate policy. The Japanese banking system continues to recover, and the Nikkei increased 5.9% in the first quarter.

Elsewhere in Asia, China remains strong with GDP growth in excess of 9%. The Chinese currency revaluation is progressing slowly. Korea maintained a strong growth trend for the period, but the Bank of Korea held rates unchanged at its most recent meeting. India continues to emerge as an economic power.

The natural resource oriented economies of Canada, Australia and New Zealand continue to perform well from an economic standpoint, but their currencies did not reflect this. The Bank of Canada continued to raise rates, helping the Canadian dollar to reach a 14-year high of 87.9 U.S. cents in February but then began to weaken to around 86.5 cents. The Australian and New Zealand Dollars were hurt by tighter global liquidity as an international monetary tightening trend emerged. New Zealand’s currency moved to a 22 month low around 60.5 U.S. cents while the Australian dollar dipped to an 18 month low of 70.73 cents.

Currencies: Currency sector trading was difficult in the first quarter due to considerable market volatility. At quarter end, the U.S. dollar had gained approximately 2.3% versus the Euro, despite two rate hikes in four months from the ECB and the rising U.S. deficits. The federal deficit hit a record $119 billion in February, while the fourth quarter current account deficit widened by 21.3% to a record $224.9 trillion. The Japanese yen ended March at 117.68 versus the U.S. dollar, virtually unchanged from December’s 117.80 but well ahead of February’s 115.74, as the BOJ implemented initial steps toward moving away from their long-standing “ultra-easy” monetary stance. The Japanese fiscal year ended on March 31 and the yen benefited from some late quarter repatriation. The Chinese yuan strengthened to 8.017 versus the U.S. dollar compared to 8.0369 at the end of February, and the lowest since China dropped its long-standing peg to the U.S. dollar last summer. Mounting political pressure and tariff threats have been keeping Chinese officials on the defensive but progress remains slow. The yen was a beneficiary of the yuan’s movement.

Energies: There was a lot of activity in the petroleum sector from both a geopolitical and supply/demand perspective. Concerns surrounding Iran’s nuclear enrichment program, seemingly endless violence and civil war like conditions in Iraq, the uncertainty surrounding Hamas in the Palestinian territory and the ongoing Nigerian civil unrest created an atmosphere of uncertainty. These geopolitical concerns were supportive of prices for crude oil, unleaded gasoline and heating oil in the first quarter.

Unleaded gasoline also got a boost due to the fact that repairs at Hovensa Oil’s St. Croix refinery, the second largest refinery in the Western Hemisphere, are taking longer than anticipated. With several other refineries non-operational due to necessary periodic maintenance, critical times could lie ahead for unleaded gasoline where current supplies are ample but not overly above normal. Unfortunately, prices at the pump have been rising and will continue to increase as refiners strain to meet new mandated EPA requirements. However, the consumer continues to show little price resistance as consumption ran about 2% ahead of last year during March.

Natural gas suffered the biggest loss in the first quarter in the sector. Given that natural gas is almost exclusively a U.S. domestic market, it failed to benefit from the above geopolitical concerns and focused mostly on supply/demand considerations, which are negative.

Grains: The sector was mixed for the quarter. Corn and wheat both started the year on a weak note after end-of-year-rallies. The price retreats abated towards the end of January, when prices reversed, and proceeded to rally through the month of February and into March, when improved weather conditions across the growing regions resulted in increased producer selling pressure on prices. Conversely, soybean prices found little in the way of price support during the first quarter of 2006, including an absence of Chinese interest in buying U.S. Soybeans.

Indices: After trading in a variable pattern with modest gains for much of January and February, U.S. equity markets turned in a solid March to finish the first quarter on a positive note. Both the S&P 500 and the Dow Jones Industrial Average advanced 3.7%, and the NASDAQ rallied 6.1%. Stronger than expected earnings and the brisk pace of merger and acquisition (“M&A”) activity were two of the underlying factors supporting the equity market strength.

Major European and Asian equity markets were even stronger. Germany’s DAX finished the first quarter up 10.4% and France’s CAC finished the first quarter up 10.7% on generally positive data and improving business confidence combined with a strong run of M&A activity. Meanwhile, despite mostly lackluster economic activity, London’s FTSE rose 6.2%. Asian markets featured a surge in the Nikkei in March, closing at 17,059, the highest monthly close since August 2000. Japan has persisted as a favorite of international fund managers for many months and other Asian markets are also experiencing strong interest.

Interest Rates: The first quarter saw the end of the tenure of Fed Chairman Alan Greenspan. In his first days after assuming his role of Chairman, Mr. Bernanke made it clear that he would, at least initially, extend the philosophy of his predecessor. He also made it clear that he is not soft on inflation as the first FOMC meeting under his leadership issued a statement that leaned modestly to the tightening side. Prior to the meeting, there was a growing perception the Fed was about finished in the rate hike cycle, but after the statement it became apparent that the Fed would probably raise rates two or three more times. Early in March, the inversion of the yield curve, which was initiated at the end of January, was further extended, and at one point, the 2-year yield was as much as 16 points over the 10-year. By the end of March, the curve inversion disappeared.

In Europe, the ECB raised rates twice and subsequent statements from ECB President Jean-Claude Trichet have strongly hinted at a further tightening of monetary policy. Eurozone economic data was improved and high oil prices were doing little to thwart growth or confidence from the consumer or business. Most major European equity markets reached record levels. The U.K. lagged on the economic front, and no rate changes are anticipated in the near future.

In Japan, the BOJ initiated the process of gradually moving away from the nation’s long-standing “ultra easy” monetary policy. However, the BOJ did not alter the zero interest rate policy. Japan is exiting a long period of deflation and recent economic data have been encouraging.

The Bank of Canada extended its rate hike cycle with another 25 point increase and further increases are a near certainty. Korea and Australia may also move to tighten monetary policy.

Metals: Base and precious metals had a strong first quarter. After rising over 60% in 2005, copper rose another 27% in the first quarter of 2006. In addition to the strong demand patterns from China, Japan and India, there were significant problems on the supply side in the first quarter. These included an ongoing strike at Groupo Mexico and serious production constraints in Indonesia, Zambia and Chile. Zinc also had an exceptionally strong quarter, rising 39%. The rest of the base metals benefited from the overall strength in copper and zinc. Aluminum was up 10% and nickel was up 12.5% for the quarter.

Meanwhile, gold rose 13% for the quarter and traded at a 25-year high. Geopolitical concerns surrounding Iran, Iraq and the newly elected Palestinian government combined with higher oil prices to stabilize gold. Silver followed gold higher and also benefited from the anticipated launch of the silver ETF.

Softs: After rising 62% last year, sugar rallied 21% in the first quarter of 2006. The market is experiencing a supply/demand deficit, including a recent surge in Chinese orders. The demand for ethanol continues to increase, and with crude oil prices showing little inclination to retreat, demand could accelerate. Brazil continues to divert a large percentage of its output toward ethanol.

The reinstatement of the Japanese ban on U.S. beef imports hit the live cattle market and prices fell almost 15% for the quarter. Live hogs did not fare much better, falling almost 10% for the quarter. Asian demand was decent but supply was more than ample.

Quarterly Performance of Series F

The following is a summary of performance for the major sectors in which the Series F traded:

Sector P/L

Currencies: (+) The sector generated a positive return in the first quarter of 2006. Short positions in the Japanese yen, the New Zealand dollar and the Canadian dollar produced most of the sector’s profits.

Energies: (+) Long positions in Brent crude, crude oil, gas oil and heating oil contributed the largest gains for the first quarter.

Indices: (+) The sector finished the first quarter in positive territory. A majority of the gains were due to long positions in the DAX, the S&P 500 and the IBEX 35 indices.

Interest Rates: (+) The sector was positive for the first quarter, achieving gains on short positions in the Eurodollar, the German 2-year Bond, the Euribor and the U.S. 5-year Treasury Note.

Metals: (+) Long positions in copper, zinc and gold proved profitable and contributed to a net gain in the first quarter of 2006.

Series F’s average net asset levels were slightly lower during First Quarter 2006 as compared to First Quarter 2005 as redemptions were not fully offset by positive performance during the First Quarter 2006.

Interest income is earned on the average daily equity maintained in its accounts with the broker and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income increased approximately $196,000 during First Quarter 2006 as compared to First Quarter 2005 due to the higher overall interest rates in First Quarter 2006 versus First Quarter 2005.

Commissions are calculated on Series F’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased approximately $2,000 during First Quarter 2006 as compared to First Quarter 2005 due to the decrease in average net asset levels as discussed above.

All trading decisions for Series F are made by Campbell & Company, Inc. (the “Trading Advisor”). Management fees are calculated on Series F’s net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased approximately $5,000 for First Quarter 2006 as compared to First Quarter 2005, due to six additional calendar days in First Quarter 2006 compared to First Quarter 2005.

Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and Trading Advisor. No incentive fees were earned during First Quarter 2006 and First Quarter 2005.

General and administrative expenses were approximately $55,000 and $107,000 for First Quarter 2006 and First Quarter 2005, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursements of costs incurred by the Managing Owner on behalf of Series F. To the extent that general and administrative expenses exceed 1.5% of Series F’s net asset value during such year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. No such expenses exceeded these limits during First Quarter 2006 and First Quarter 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 305(c) of Regulation S-K requires disclosures during each interim reporting period of material changes in the quantitative and qualitative market risk information provided as of the end of the immediately preceding year. The following information should be read in conjunction with Series F’s Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

The following table presents the trading value at risk associated with Series F’s open positions by market sector at March 31, 2006 and December 31, 2005. All open position trading risk exposures of Series F have been included in calculating the figure set forth below. At March 31, 2006 and December 31, 2005, Series F had total capitalizations of approximately $36.2 million and $36.8 million respectively.

	March 31, 2006		December 31, 2005
Market Sector	Value Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$800,320	2.21%	$1,417,042	3.85%
Currencies	1,352,253	3.74%	1,543,091	4.20%
Commodities	496,835	1.37%	737,755	2.01%
Stock indices	1,014,987	2.81%	1,123,112	3.05%

Total	$3,664,395	10.13%	$4,821,000	13.11%

The following table presents the average trading value at risk of Series F’s open positions by market sector for First Quarter 2006 and 2005 based upon Series F’s total average capitalization of approximately $36.4 million and $37.3 million, respectively.

	First Quarter 2006		First Quarter 2005
Market Sector	Value Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$950,774	2.61%	$1,171,819	3.14%
Currencies	1,399,963	3.84%	1,623,673	4.35%
Commodities	557,065	1.53%	1,142,767	3.06%
Stock indices	1,033,518	2.84%	297,753	0.80%

Total	$3,941,320	10.82%	$4,236,012	11.34%

Based on average trading value at risk during the first quarter of 2006, Series F experienced a decrease in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2005. The decrease was primarily attributable to interest rates and commodities. The decrease in interest rate exposure was primarily attributable to a decrease in exposure to short-term rates globally, and to reduced exposure to German medium-term and long-term bonds. The decrease in commodities was due to decreased exposure in energies. There were also decreases in currencies and stock indices. The decrease in currencies was primarily attributable to reduced exposure to the Australian dollar, the Canadian dollar, the British pound, the Japanese yen, the Mexican peso and the South African rand. The decrease in indices was primarily attributable to reduced exposure to the NASDAQ and the S&P 500.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s co-chief executive officer, chief financial officer and director of fund administration, of the effectiveness of the design and operation of Series F’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s co-chief executive officer, chief financial officer and director of fund administration concluded that Series F’s disclosure controls and procedures are effective.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or to which the Registrants or Managing Owner was a party during the period covered by this report.

Item 1.A.	Risk Factors – There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits:

	3.1 and 4.1	Third Amended and Restated Declaration of Trust and Trust Agreements of World Monitor Trust II dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

	32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST II – SERIES F

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: May 15, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

	By:	/s/ Maureen D. Howley	Date: May 15, 2006
Maureen D. Howley
Chief Financial Officer and Senior Vice President

	By:	/s/ David K. Spohr	Date: May 15, 2006
David K. Spohr
Vice President and Director of Fund Administration