Form 10-Q
period 2006-06-30
WORLD MONITOR TRUST II SERIES F
filed 2006-08-14
CIK 1090702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Large accelerated filer  ☐                    Accelerated filter  ☐                    Non-accelerated filer  ☑

Indicate by check mark whether the Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WORLD MONITOR TRUST II – SERIES F

FINANCIAL STATEMENTS

June 30, 2006

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF FINANCIAL CONDITION

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$386,792	$405,744
Investment in WMT Campbell Pool L.L.C. (99.49% and 99.57% of net asset value, respectively)	32,320,099	36,596,444
Redemption receivable from WMT Campbell Pool L.L.C.	50,052	279,989

Total assets	$32,756,943	$37,282,177

LIABILITIES
Accrued expenses	$70,316	$72,190
Commissions and other transaction fees payable	187,139	224,437
Incentive fee payable	0	1,631
Redemption payable	12,598	228,956

Total liabilities	270,053	527,214

TRUST CAPITAL
Limited interests (209,380.042 and 231,089.673 interests outstanding) at June 30, 2006 and December 31, 2005	32,154,108	36,375,919
Managing Owner interests (2,167 and 2,408 interests outstanding) at June 30, 2006 and December 31, 2005	332,782	379,044

Total trust capital	32,486,890	36,754,963

Total liabilities and trust capital	$32,756,943	$37,282,177

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF OPERATIONS

For the Periods April 1, 2006 to June 30, 2006 and March 26, 2005 to June 24, 2005 and

January 1, 2006 to June 30, 2006 and January 1, 2005 to June 24, 2005

(Unaudited)

	For the Period April 1, 2006 to June 30, 2006	For the Period March 26, 2005 to June 24, 2005	For the Period January 1, 2006 to June 30, 2006	For the Period January 1, 2005 to June 24, 2005
NET (LOSS) FROM TRUST OPERATIONS:
REVENUES
Realized	$0	$988	$0	$(13,257)
Change in unrealized	0	0	0	14,245
Interest income	3,674	2,050	7,119	2,957

Total revenues	3,674	3,038	7,119	3,945

EXPENSES
Brokerage commissions	508,752	548,629	1,042,067	1,064,667
General and administrative	70,993	590	125,886	107,860

Total expenses	579,745	549,219	1,167,953	1,172,527

NET (LOSS) FROM TRUST OPERATIONS	(576,071)	(546,181)	(1,160,834)	(1,168,582)

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	(645,546)	2,292,406	(1,304,136)	560,206
Change in unrealized	(1,262,222)	3,347,072	1,256,414	3,538,405
Interest income	419,911	251,253	824,542	462,633

Total revenues	(1,487,857)	5,890,731	776,820	4,561,244

EXPENSES
Brokerage commissions and other transaction fees	24,552	40,082	55,615	90,539
Management fee	168,692	189,999	345,608	361,557

Total expenses	193,244	230,081	401,223	452,096

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	(1,681,101)	5,660,650	375,597	4,109,148

NET INCOME (LOSS)	$(2,257,172)	$5,114,469	$(785,237)	$2,940,566

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average limited and Managing Owner interest	$(10.49)	$19.77	$(3.56)	$11.18

Weighted average number of limited and Managing Owner interests outstanding	215,410	258,673	220,793	262,910

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Periods January 1, 2006 to June 30, 2006 and

January 1, 2005 to June 24, 2005

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period December 31, 2005 to June 30, 2006
Trust capital at December 31, 2005	233,497.673	$36,375,919	$379,044	$36,754,963
Net (loss) for the period January 1, 2006 to June 30, 2006		(777,616)	(7,621)	(785,237)
Redemptions	(21,950.631)	(3,444,195)	(38,641)	(3,482,836)

Trust capital at June 30, 2006	211,547.042	$32,154,108	$332,782	$32,486,890

For the period December 31, 2004 to June 24, 2005
Trust capital at December 31, 2004	270,793.193	$38,509,087	$401,473	$38,910,560
Net income for the period January 1, 2005 to June 24, 2005		2,907,642	32,924	2,940,566
Redemptions	(14,800.115)	(2,050,629)	0	(2,050,629)

Trust capital at June 24, 2005	255,993.078	$39,366,100	$434,397	$39,800,497

Net Asset Value per Limited and Managing Owner Interest
June 30, 2006	December 31, 2005	June 24, 2005	December 31, 2004
$153.57	$157.41	$155.47	$143.69

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition as of June 30, 2006, and the statements of operations for the periods April 1, 2006 to June 30, 2006 (“Second Quarter 2006”), March 26, 2005 to June 24, 2005 (“Second Quarter 2005”), January 1, 2006 to June 30, 2006 (“Year-To-Date 2006”), and January 1, 2005 to June 24, 2005 (“Year-To-Date 2005”), and the statements of changes in trust capital for the periods January 1, 2006 to June 30, 2006 and January 1, 2005 to June 24, 2005, are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series F (“Series F”) as of June 30, 2006 and the results of its operations for the Second Quarter 2006, Second Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

_________________

Note 2. RELATED PARTIES

To the extent that general and administrative expenses exceeded 1.5% of Series F’s net asset value during the year (with a maximum of 0.5% attributable to expenses other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the Second Quarter 2006, Year-to-Date 2006, Second Quarter 2005 and Year-to-Date 2005.

The expenses incurred by Series F for services performed by the Managing Owner and its affiliates for Series F were:

	Second Quarter 2006	Second Quarter 2005	Year-To-Date 2006	Year-To-Date 2005
Brokerage commissions	$508,752	$548,198	$1,042,068	$1,062,329
General and administrative	7,708	590	14,944	590

	$516,460	$548,788	$1,057,012	$1,062,919

Expenses payable to the Managing Owner and its affiliates as of June 30, 2006 and December 31, 2005 were $187,139 and $224,437, respectively.

Note 3. INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Effective December 6, 2004, Series F invested a substantial portion of its assets in WMT Campbell Pool L.L.C. Series F’s investment in the Company represents approximately 99.49% and 99.57%, of the net asset value of the Company at June 30, 2006 and December 31, 2005, respectively. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for this investment is as follows:

	Net Asset Value December 31, 2005	Gain	Redemptions	Net Asset Value June 30, 2006
WMT Campbell Pool L.L.C.	$36,596,444	$375,597	$(4,651,942)	$32,320,099

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

_________________

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

_________________

Note 4. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

The Managing Owner attempts to minimize both credit and market risks by requiring the Trading Advisor of the Company to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Trading Advisory Agreement among the Company, Preferred and the Trading Advisor, Preferred shall automatically terminate the Trading Advisor if the net asset value allocated to the Trading Advisor declines by 40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Third Amended and Restated Declaration of Trust and Trust Agreement provides that Series F will liquidate its positions, and eventually dissolve, if Series F experiences a decline in net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. Preferred may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the Trading Advisor as it, in good faith, deems to be in the best interest of Series F.

Series F’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series F all assets of Series F relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2006 and December 31, 2005, such segregated assets totaled $3,200 and $348, respectively. Part 30.7 of the CFTC regulations also requires Series F’s futures commission merchant to secure assets of Series F related to foreign futures trading which totaled $0 and $0 at June 30, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

_________________

Note 5. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the Second Quarter 2006, Second Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. This information has been derived from information presented in the financial statements.

	Second Quarter		Year-To-Date
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Per Interest Performance
(for a interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$164.03	$135.58	$157.41	$143.69

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1), (3)	(8.84)	21.92	(0.50)	16.19
Interest income (1), (3)	1.97	0.98	3.77	1.77
Expenses (1), (3)	(3.59)	(3.01)	(7.11)	(6.18)

Net increase (decrease) for the period	(10.46)	19.89	(3.84)	11.78

Net asset value per interest at end of period	$153.57	$155.47	$153.57	$155.47

Total Return (4)
Total return before incentive fees	(6.38)%	14.67%	(2.44)%	8.20%
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	(6.38)%	14.67%	(2.44)%	8.20%

Supplemental Data
Ratios to average net asset value:(3)
Net investment income (loss) before incentive fees (2), (5)	(3.82)%	(5.81)%	(4.07)%	(6.56)%
Incentive fees (4)	0.00%	0.00%	0.00%	0.00%

Net investment income (loss) after incentive fees	(3.82)%	(5.81)%	(4.07)%	(6.56)%

Interest income (5)	4.63%	2.80%	4.59%	2.64%

Incentive fees (4)	0.00%	0.00%	0.00%	0.00%
Other expenses (5)	8.45%	8.61%	8.66%	9.20%

Total expenses	8.45%	8.61%	8.66%	9.20%

Total returns are calculated based on the change in value of an interest during the period. An individual Interestholders’ total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)	Interest income per interest and expenses per interest are calculated by dividing interest income and expenses by the weighted average number of interests outstanding during the period. Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per interest with the other per interest information.

(2)	Represents interest income less total expenses (exclusive of incentive fees).

(3)	Includes the Trust’s proportionate share of income and expenses of WMT Campbell Pool L.L.C.

(4)	Not annualized.

(5)	Annualized.

SECTION II

WMT CAMPBELL POOL L.L.C.

FINANCIAL STATEMENTS

June 30, 2006

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF FINANCIAL CONDITION

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS
Equity in broker trading accounts
Cash in commodity trading accounts	$34,167,625	$40,427,991
Net unrealized gain (loss) on open contracts	58,899	(1,270,180)

Total assets	$34,226,524	$39,157,811

LIABILITIES
Commissions payable	$3,649	$5,377
Management fee payable	65,475	78,910
Redemptions payable	52,581	316,109

Total liabilities	121,705	400,396

MEMBERS’ CAPITAL (Net Asset Value)
Member A	1,784,720	2,160,971
Member F	32,320,099	36,596,444

Total members’ capital (Net Asset Value)	34,104,819	38,757,415

Total liabilities and members’ capital	$34,226,524	$39,157,811

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006		December 31, 2005
	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures Contracts
Futures contracts purchased:
Commodities	0.27%	$92,936	(0.88)%	$(340,904)
Interest rates	(0.16)%	(53,968)	0.03%	13,407
Stock indices	0.19%	65,649	(0.06)%	(24,587)

Net unrealized gain (loss) on futures contracts purchased	0.30%	104,617	(0.91)%	(352,084)

Futures contracts sold:
Commodities	(0.10)%	(35,343)	0.00%	0
Interest rates	0.87%	297,979	0.67%	258,268
Stock indices	(0.09)%	(32,229)	(0.02)%	(9,379)

Net unrealized gain on futures contracts sold	0.68%	230,407	0.65%	248,889

Net unrealized gain (loss) on futures contracts	0.98%	$335,024	(0.26)%	$(103,195)

Forward Contracts

Forward contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	0.27%	$91,096	(2.71)%	$(1,048,402)

Forward contracts sold:
Net unrealized (loss) on forward contracts sold	(1.08)%	(367,221)	(0.30)%	(118,583)

Net unrealized (loss) on forward contracts	(0.81)%	$(276,125)	(3.01)%	$(1,166,985)

Net unrealized gain (loss) on futures and forward contracts		$58,899		$(1,270,180)

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF OPERATIONS

For the Periods April 1, 2006 to June 30, 2006 and March 26, 2005 to June 24, 2005 and

January 1, 2006 to June 30, 2006 and January 1, 2005 to June 24, 2005

(Unaudited)

	For the Period April 1, 2006 to June 30, 2006	For the Period March 26, 2005 to June 24, 2005	For the Period January 1, 2006 to June 30, 2006	For the Period January 1, 2005 to June 24, 2005
REVENUES
Realized	$(681,036)	$2,450,522	$(1,376,132)	$585,511
Change in unrealized	(1,332,028)	3,589,462	1,329,080	3,795,865
Interest income	443,071	269,801	870,548	497,396

Total revenues	(1,569,993)	6,309,785	823,496	4,878,772

EXPENSES
Commissions	25,905	43,029	58,730	97,358
Management fee	177,996	204,024	364,916	388,754
Incentive fee	0	21,377	0	21,377

Total expenses	203,901	268,430	423,646	507,489

NET GAIN (LOSS)	$(1,773,894)	$6,041,344	$399,850	$4,371,283

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Periods January 1, 2006 to June 30, 2006 and

January 1, 2005 to June 24, 2005

(Unaudited)

	Members’ Capital
	Member A	Member F	Total
For the period December 31, 2005 to June 30, 2006
Balances at December 31, 2005	$2,160,971	$36,596,444	$38,757,415
Net income for the period January 1, 2006 to June 30, 2006	24,253	375,597	399,850
Redemptions	(400,504)	(4,651,942)	(5,052,446)

Balances at June 30, 2006	$1,784,720	$32,320,099	$34,104,819

For the period December 31, 2004 to June 24, 2005
Balances at December 31, 2004	$2,980,766	$38,915,521	$41,896,287
Net income for the period January 1, 2005 to June 24, 2005	262,135	4,109,148	4,371,283
Redemptions	(678,593)	(3,234,749)	(3,913,342)

Balances at June 24, 2005	$2,564,308	$39,789,920	$42,354,228

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2006, and the statements of operations for the periods April 1, 2006 to June 30, 2006 (“Second Quarter 2006”), March 26, 2005 to June 24, 2005 (“Second Quarter 2005”), January 1, 2006 to June 30, 2006 (“Year-To-Date 2006”), and January 1, 2005 to June 24, 2005 (“Year-To-Date 2005”), and the statements of changes in member capital for the periods January 1, 2006 to June 30, 2006 and January 1, 2005 to June 24, 2005, are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2006, and the results of operations for the Second Quarter 2006, Second Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

_________________

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

_________________

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

_________________

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

_________________

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

Preferred attempts to minimize both credit and market risks by requiring the Company and its Trading Advisor to abide by various trading limitations and policies. Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Company, Preferred and the Trading Advisor, the Company shall automatically terminate the Trading Agreement, if the net asset value allocated to the Trading Advisor declines by 40% from the value at the beginning of any year or since the effective date of the Advisory Agreement. The decline in net asset value is after giving effect for distributions, subscriptions and redemptions.

The Company’s commodity broker, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2006 and December 31, 2005, such segregated assets totaled $5,484,466 and $4,041,188, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $29,018,183 and $39,656 at June 30, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2006, all open futures contracts mature within nine months.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

_________________

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the Second Quarter 2006, Second Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. This information has been derived from information presented in the financial statements.

	Second Quarter 2006		Year-To-Date 2006
	Member A	Member F	Member A	Member F
Total return (1)	(4.97)%	(4.97)%	1.25%	1.08%

Total expenses (2)	2.12%	2.12%	2.23%	2.22%

Net investment income (2)	2.49%	2.49%	2.34%	2.35%

	Second Quarter 2005		Year-To-Date 2005
	Member A	Member F	Member A	Member F
Total return (1)	15.48%	16.40%	10.80%	11.68%

Total expenses (2)	3.34%	2.54%	3.33%	2.56%

Net investment income (2)	0.23%	0.23%	0.06%	0.06%

Total returns are based on average net asset value and are calculated for Members’ capital taken as a whole. An individual Member’s total returns and ratios may vary from the above returns and ratios based on the timing of redemptions.

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

Limited interests in Series F may be redeemed on a weekly basis. Redemptions of limited interests for the Second Quarter 2006, Year-To-Date 2006, and for the period from March 1, 2000 (commencement of operations) to June 30, 2006 were $1,419,404, $3,444,195 and $25,085,424, respectively. Redemptions of general interests for the Second Quarter 2006, Year-To-Date 2006, and for the period from March 1, 2000 (commencement of operations) to June 30, 2006 were $13,380, $38,641 and $228,589, respectively. Additionally interests owned in any series of World Monitor Trust II (Series D, E or F) were exchangeable, without any charge, for interests of one or more other series of World Monitor Trust II on a weekly basis for as long as limited interests in those series were being offered to the public. Series F and World Monitor Trust II – Series E are no longer offered to the public as those series substantially achieved their subscription maximums during July 2003 and June 2003, respectively. In addition, since July 2003, the offering of interests in Series D has been suspended. Accordingly, at this time interests may not be exchanged. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 30, 2006, 100% of Series F’s net assets were allocated to commodities trading through the Company. A significant portion of the net assets was held in cash which was used as margin for trading in commodities. In as much as the sole business of Series F is to trade in commodities, Series F continues to own such liquid assets to be used as margin. The broker credits Series F and the Company with interest income on 100% of its average daily equity maintained in its accounts with them during each month.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2006, Series F had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series F. While Series F’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have material impact on Series F’s financial position.

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

Results of Operations

The net asset value per Interest as of June 30, 2006 was $153.57, a decrease of 2.44% from the December 31, 2005 net asset value per Interest of $157.41 and a decrease of 6.38% from the March 31, 2006 net asset value per interest of $164.03. Past performance is not necessarily indicative of future results.

Series F’s trading losses before commissions and related fees were approximately $1,908,000 and $48,000 during Second Quarter 2006 and Year-To-Date 2006, compared to trading gains of approximately $5,640,000 and $4,100,000 during Second Quarter 2005 and Year-To-Date 2005, respectively. Due to the nature of Series F’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series F’s Second Quarter 2006 trading results is presented below.

Second Quarter 2006 Economic Overview

News from the Federal Reserve (“Fed”) and its new chairman, Ben Bernanke, dominated the markets in the second quarter of 2006. Chairman Bernanke appears fully committed to fighting inflation and has quickly eliminated speculation that he might take a softer stance than his predecessor. The Fed continued to raise rates throughout the quarter. The Fed minutes have repeatedly stated that the Federal Open Market Committee’s (“FOMC”) actions will be data dependent and to this point that means the rate hike cycle is likely to continue at least for one addition meeting. As global liquidity and geopolitical concerns arose during the second quarter, U.S. Treasury yields found safe haven support.

Inflation and housing were again the major factors within the U.S. economic landscape. As gasoline prices continued to rise, inflation data drew particular attention. The housing market was somewhat mixed and the outlook remains uncertain. Despite these factors, final first quarter Gross Domestic Product (“GDP”) was revised upwards to 5.3% from the original 4.6%. However, the impact of a weaker housing sector and high gasoline and energy prices may be starting to take a toll, as the preliminary GDP for the second quarter was lower than expected at 2.5%.

The Eurozone continued to experience economic improvement in the second quarter. However, like the U.S., the third quarter may present a somewhat less buoyant picture. The euro turned in a strong quarter benefiting from central bank currency diversification. Interest rates were a primary focus as the European Central Bank (“ECB”) hiked rates by 25 basis points to 2.75% at its June meeting with further increases anticipated later in the year. An ongoing pattern of improved economic data was noted, particularly from Germany. In the U.K., the Bank of England (“BOE”) made no rate changes; economic data was fairly decent but showed some strain as the third quarter began.

In Japan, speculation that the Bank of Japan (“BOJ”) would finally end its “zero interest rate” policy proved correct as they imposed a 0.25% rate during the first week of July. Japan was at the forefront of the short-lived liquidity crisis, which instigated a sell-off in global assets during the second quarter, and their equity market fell approximately 9%. Other Asian equity markets saw a similar fate with Korea, Hong Kong and Shanghai also experiencing weakness. Despite the temporary disruption, overall economic data from Japan, and the region in general, showed an improved tone. China’s growth continues to be strong, as second quarter GDP rose to a 10 year high of 11.2%. The Bank of China raised interest rates in April in an attempt to harness growth and its inflationary implications. Further rate hikes are expected.

The Canadian economy has been moving at a brisk pace all year and the Bank of Canada has steadily raised rates. However, the statement at the conclusion of its most recent meeting suggests that a pause may be on the horizon. The Canadian dollar strengthened in the second quarter of 2006 and Canada’s economic fortunes seem bright.

Currencies

Interest rates were the primary drivers of the currency sector in the second quarter of 2006. The U.S. dollar suffered against the euro as the ECB appears to be at the beginning of its rate hike cycle and the Fed appears to be close to the end. Additionally, a continued pattern of improving economic data in the Eurozone was noted throughout the quarter, particularly from Germany, the leading driver of the region’s growth. The euro also benefited from central bank currency diversification away from the U.S. dollar as the global reserve currency, as Russia, China, Sweden, and the United Arab Emirates were prominent in this trend, which is expected to continue. Despite this pressure, the U.S. dollar attracted flight to safety support in mid June when the Korean missile crisis emerged.

In Japan, the focus was also on interest rates, as market participants attempted to discern when the BOJ would end its long standing “zero interest rate” policy. The BOJ drained liquidity throughout the quarter in preparation for this eventuality. The Japanese economy continues to improve, as highlighted by one of the most watched economic indicators, the Tankan Report, which was released at the end of June and the second quarter saw the definitive conclusion of the nation’s deflationary era. The yen was pressured a bit in late June by the scandal surrounding BOJ Governor Fukui.

The Chinese yuan traded at 7.999 to the U.S. dollar in late June compared to 8.017 at the end of the first quarter and has gained slightly over 1% since its 2.1% revaluation in July 2005. Recent comments from Bank of China officials have hinted at a potentially faster pace, but the markets have lent little credence to this statement.

Energies

The energy sector was volatile in the second quarter of 2006. Crude ended the quarter around $74 per barrel, up approximately 8.5% from the end of the previous quarter. Geopolitical uncertainty regarding Iran, North Korea and Nigeria were supportive of crude. Additional support is coming from increased demand from China and India. The price at the pump for unleaded gasoline remains high, but demand continued to display a relatively inelastic pattern. The only component of the sector that fell was natural gas. With plenty of supply, moderate temperatures and a slow start to the hurricane season, prices of natural gas continued their downward slide.

Grains

The sector was mixed for the quarter. On the production side of the equation, weather played the single largest role in corn prices for the second quarter. On a week-by-week basis, as chances for seasonally beneficial precipitation ebbed and flowed, corn prices moved higher and lower respectively. The start of the period found the corn market firmly ensconced in an uptrend that began at the end of calendar year 2005, but prices fell off sharply in June after the release of a U.S. Department of Agriculture (“USDA”) Supply/Demand Report that raised questions about the demand for corn. The decline in corn prices, along with many other commodity markets, may have had its roots in a consumption-restricting announcement made by the Chinese government. The statement made was that internal growth needed to be slowed, in light of a too-rapidly expanding economy. The graphic profile of the wheat market is almost identical as that seen in corn. For most of the second quarter, soybean prices moved sideways. Due to China’s dependence on Brazilian soybean imports, the tightening credit situation in China will likely not have as great a bearing on U.S. soybean prices.

Indices

By and large, global equity indices were lower in the second quarter of 2006 versus the first quarter of 2006. For most of the quarter, U.S. stocks suffered from the uncertainty surrounding the interest rate environment and from fears that the U.S. economy was slowing, mainly due to higher energy prices and a softer housing sector. The S&P 500 ended the quarter down

1.9% and the NASDAQ ended the quarter down 7.2%. Going forward U.S. equities are likely to remain highly sensitive to any events that might alter the outlook for the Fed, particularly inflation related data.

European markets had been strong for most of the year prior to the sell-off in May. Foreign money flows into Europe slowed significantly in May and were still at a somewhat reduced level in June. The German DAX ended the quarter down 4.8%, the French CAC 40 was down 4.9% and the British FTSE was down 2.2%.

Asian markets were very volatile, particularly in May and June, as a liquidity crunch was experienced in Japan and in various other sectors around the region. Indications of higher interest rates in Japan, Korea and China in coming months provided a negative tone, but the flow of economic data took on a positive tone and bodes well for the rest of the year. Japan’s Nikkei was down 9.1% for the quarter and Korea’s Kospi was down 4.7%. Australia’s All Ordinaries closed out the quarter down approximately 1%, but the strength in resource issues aided this market and the outlook for Australia is positive.

Interest Rates

U.S. Treasuries were in a rally mode for much of May and June as the markets evaluated the new Fed under Ben Bernanke. The FOMC appeared to be taking on a more aggressively anti-inflationary tone as the quarter progressed, with the Chairman and numerous Fed Governors focusing on the threat of inflation. After closing out the first quarter at 4.85%, the yield on the 10-year Treasury Note moved over 5.26% in mid June on the market view that that the Fed would continue to raise rates through the August meeting and possibly beyond. The softer tone of the statement accompanying the 25 basis point rate hike at the end of June caught the markets by surprise. While still recognizing the risk of inflation, the Fed gave greater credence to the potential for some economic slowing, and appeared to put into question the prospect of a further rate hike in August. As June concluded, the yield on the 10-year Treasury Note stood at 5.145%.

Outside of the U.S., the ECB raised rates 25 basis points in June to 2.75%. Statements by ECB President Jean Claude Trichet regarding inflation were mixed throughout the quarter, but were leaning towards the tightening side as June ended and additional ECB rate hikes are expected later this summer. Trichet has emphasized that inflation will remain elevated and that there is a risk of a surge in consumer prices. European data, particularly from Germany remains buoyant. The 10-year German Bund was yielding 4.07% at the end of June while the 30-year stood at 4.31%.

In the first week of July, the BOJ officially ended its “zero interest rate” policy by imposing a 0.25% rate, finally putting an end to the speculation that was rampant throughout the second quarter. Other Asian banks, including the Bank of Korea, raised rates in June and there are growing indications that the Bank of China will embark on a tightening bias to temper the expected 10% plus GDP growth and its inflationary potential. The Bank of Canada raised rates another 25 basis points but the accompanying statement hinted at a pause. The Reserve Bank of Australia held rates at 5.75% but there is speculation of an increase.

Metals

Gold had been in an upside surge for the entire year until things finally came to an end, at least temporarily, in late May. Global liquidity tightness, particularly in the Far East, which impacted other commodities as well as the equity and fixed income markets, served as a clear negative for gold and essentially put an end to the rally. Geopolitical concerns surrounding Iran, Iraq and Korea have been supportive for gold and are likely to aid the bull case in coming weeks. In addition, reserve asset diversification is likely to persist. Russia, China and Sweden, along with the United Arab Emirates and other petro-nations were active in that regard during the second quarter. Petrodollars have been flowing into gold for much of the year, although that slowed somewhat in June. Silver followed a similar pattern to gold, retaining its dependent relationship with the yellow metal.

The entire base metal complex was very volatile during the second quarter. Copper ended the quarter up 37% from the previous quarter, as labor and production problems in Mexico, Chile and Zambia added to the bullish scenario. With China forecast to see 10% plus GDP growth in 2006, the demand side of the equation still looks strong, as it does for most of Asia as well as the U.S. and Europe. Mines still lack the ability to significantly ramp up production, giving copper a solid fundamental base. After surging nearly 17% in May, zinc lost 15% in June but it is still up more than 75% for the year. Fundamentally, zinc presents the strongest picture among all the base metals as it faces a significant production deficit. Nickel rallied strongly for the quarter as well. While its fundamentals have improved, as stainless steel demand increased, the recent highs are vastly ahead of reasonable value.

Softs

The sector was mixed for the second quarter, with several markets experiencing significant sell-offs in May. Sugar had been extremely firm in the first quarter through mid second quarter, before undergoing a correction in May. Following a weak performance in May, which saw sugar decline over 11%, prices rebounded in June. However, the outlook is uncertain, as the weather in Brazil’s sugar producing areas has been crop friendly after a period of dry conditions. Coffee prices also fell in May, losing 10%. Brazilian weather has been excellent, which weighed on sentiment throughout the second quarter. The harvest has been moving at a brisk pace and at 35% complete for the season, is ahead of schedule. The second quarter saw cocoa prices trend higher. The Ivory Coast was the focus after the disarmament process broke down yet again. Cattle scored gains in May and June as the USDA announced an agreement with Japan to restart U.S. beef exports to that nation. Hogs also put in a strong June, as Far Eastern demand remained brisk.

Quarterly Performance of Series F

The following is a summary of performance for the major sectors in which the Series F traded:

Currencies: (-) Long positions in the Australian dollar, and short positions in the Canadian dollar, Japanese yen, and Swiss franc contributed to losses in the second quarter of 2006.

Energies: (+) Profits on long and short positions in heating oil, and long positions in Brent crude resulted in a gain for the second quarter of 2006.

Indices: (-) Long positions in the S&P 500, the IBEX 35 and the Nikkei, as well as long and short positions in the DAX, and the DJ STOXX contributed to losses in the second quarter.

Interest Rates: (+) The interest rate sector was up for the second quarter of 2006. Short positions in Euribor, Eurodollar, Short Sterling and U.S. Treasury Notes and Bonds contributed to the sector’s profits for the quarter.

Metals: (+) The sector generated net profits for the second quarter of 2006 on gains in long gold, copper and zinc positions.

Series F average net assets have declined for the three and sixth month periods ending June 30, 2006 compared to the three and sixth month periods ending June 30, 2005 due to the effect of redemptions during 2005 and Year-to-Date 2006, in addition to negative trading performance between July 1, 2005 and June 30, 2006.

Interest income is earned on the average daily equity maintained in its accounts with the broker and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income increased approximately $170,000 and $366,000 during Second Quarter 2006 and Year-To-Date 2006, as compared to Second Quarter 2005 and Year-To-Date 2005, due to the higher overall interest rates in Second Quarter 2006 versus Second Quarter 2005 and Year-To-Date 2006 versus Year-To-Date 2005.

Commissions are calculated on Series F’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased approximately$55,000 and $58,000 during Second Quarter 2006 and Year-To-Date 2006, as compared to Second Quarter 2005 and Year-To-Date 2005, due to the decrease in average net asset levels as discussed above.

All trading decisions for Series F are made by Campbell & Company, Inc. (the “Trading Advisor”). Management fees are calculated on Series F’s net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased approximately $21,000 and $16,000 during Second Quarter 2006 and Year-To-Date 2006, as compared to Second Quarter 2005 and Year-To-Date 2005, due to the decrease in average net asset levels as discussed above.

Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and Trading Advisor. No incentive fees were earned during Second Quarter 2006, Year-To-Date 2006, Second Quarter 2005 and Year-To-Date 2005.

General and administrative expenses were approximately $71,000, $126,000, $600 and $108,000 for Second Quarter 2006, Year-To-Date 2006, Second Quarter 2005 and Year-To-Date 2005, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursements of costs incurred by the Managing Owner on behalf of Series F. To the extent that general and administrative expenses exceed 1.5% of Series F’s net asset value during such year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. No such expenses exceeded these limits during Second Quarter 2006 and Year-To-Date 2006, Second Quarter 2005, and Year-To-Date 2005.

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

The following table presents the trading value at risk associated with Series F’s open positions by market sector at June 30, 2006 and December 31, 2005. All open position trading risk exposures of Series F have been included in calculating the figure set forth below. At June 30, 2006 and December 31, 2005, Series F had total capitalizations of approximately $32.5 million and $36.8 million respectively.

	June 30, 2006		December 31, 2005
Market Sector	Value Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$588,336	1.81%	$1,417,042	3.85%
Currencies	737,302	2.27%	1,543,091	4.20%
Commodities	362,800	1.12%	737,755	2.01%
Stock indices	218,136	0.67%	1,123,112	3.05%

Total	$1,906,574	5.87%	$4,821,000	13.11%

The following table presents the average trading value at risk of Series F’s open positions by market sector for Second Quarter 2006 and Year-To-Date 2006 based upon Series F’s total average capitalization of approximately $34.0 million and $34.9 million, respectively.

	Second Quarter 2006		Year-To-Date 2006
Market Sector	Value Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$859,600	2.53%	$921,565	2.63%
Currencies	1,101,108	3.24%	1,236,004	3.52%
Commodities	435,906	1.28%	496,435	1.41%
Stock indices	531,384	1.56%	751,637	2.14%

Total	$2,927,998	8.61%	$3,405,641	9.70%

At June 30, 2006, the Fund experienced a decrease in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2005. The decrease was a portfolio-wide occurrence. The value at risk in the stock index sector declined the most. The greatest contributors to the reduced exposure were the DAX, S&P 500 and Dow Jones STOXX 50. The value at risk in currencies declined due to reduced exposure across almost all of the currencies traded. The most significant reductions were in the Japanese yen, the British pound, the Australian dollar and the South African rand. The decline in the value at risk in interest rates was primarily attributable to a reduction in the 2-year German Bond, Eurodollar and 5-year German BOBL. The value at risk in commodities declined primarily due to reduced exposure to the energy sector, specifically crude oil, natural gas, gasoil and heating oil.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against Series F or the Managing Owner, or to which Series F or Managing Owner was a party during the period covered by this report.

Item 1.A.	Risk Factors – There have been no material changes from risk factors as previously disclosed in the Series F’s Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits:

3.1 and 4.1	Third Amended and Restated Declaration of Trust and Trust Agreements of World Monitor Trust II dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST II – SERIES F

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: August 14, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

	By:	/s/ Maureen D. Howley	Date: August 14, 2006
Maureen D. Howley
Chief Financial Officer and Senior Vice President

	By:	/s/ David K. Spohr	Date: August 14, 2006
David K. Spohr
Vice President and Director of Fund Administration