Form 10-Q
period 2006-09-29
WORLD MONITOR TRUST II SERIES F
filed 2006-11-14
CIK 1090702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 29, 2006

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

Large accelerated filer   ☐                    Accelerated filer  ☐                    Non-accelerated filer   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST II – SERIES F

FINANCIAL STATEMENTS

September 29, 2006

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF FINANCIAL CONDITION

September 29, 2006 (Unaudited) and December 31, 2005

	September 29, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$225,722	$405,744
Investment in WMT Campbell Pool L.L.C. (99.89% and 99.57% of net asset value, respectively)	28,945,313	36,596,444
Redemption receivable from WMT Campbell Pool L.L.C.	92,943	279,989

Total assets	$29,263,978	$37,282,177

LIABILITIES
Accrued expenses	$67,455	$72,190
Commissions and other transaction fees payable	168,695	224,437
Incentive fee payable	0	1,631
Redemption payable	50,819	228,956

Total liabilities	286,969	527,214

TRUST CAPITAL
Limited interests (194,837.035 and 231,089.673 interests outstanding) at September 29, 2006 and December 31, 2005	28,681,126	36,375,919
Managing Owner interests (2,010 and 2,408 interests outstanding) at September 29, 2006 and December 31, 2005	295,883	379,044

Total trust capital	28,977,009	36,754,963

Total liabilities and trust capital	$29,263,978	$37,282,177

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF OPERATIONS

For the Periods July 1, 2006 to September 29, 2006 and June 25, 2005 to September 30, 2005 and

January 1, 2006 to September 29, 2006 and January 1, 2005 to September 30, 2005

(Unaudited)

	For the Period July 1, 2006 to September 29, 2006	For the Period June 25, 2005 to September 30, 2005	For the Period January 1, 2006 to September 29, 2006	For the Period January 1, 2005 to September 30, 2005
NET LOSS FROM TRUST OPERATIONS:
REVENUES
Realized	$0	$(1,171)	$0	$(14,428)
Change in unrealized	0	0	0	14,245
Interest income	3,372	3,715	10,491	6,672

Total revenues	3,372	2,544	10,491	6,489

EXPENSES
Brokerage commissions and other transaction fees	456,927	615,042	1,498,995	1,679,709
General and administrative	55,011	0	180,898	107,860

Total expenses	511,938	615,042	1,679,893	1,787,569

NET LOSS FROM TRUST OPERATIONS	(508,566)	(612,498)	(1,669,402)	(1,781,080)

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	(692,514)	1,004,296	(1,996,653)	1,564,502
Change in unrealized	(292,147)	(1,247,237)	964,267	2,291,168
Interest income	394,910	348,240	1,219,452	810,873

Total revenues	(589,751)	105,299	187,066	4,666,543

EXPENSES
Brokerage commissions and other transaction fees	17,922	44,870	73,536	135,409
Management fee	151,720	197,037	497,329	558,594

Total expenses	169,642	241,907	570,865	694,003

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	(759,393)	(136,608)	(383,799)	3,972,540

NET INCOME (LOSS)	$(1,267,959)	$(749,106)	$(2,053,201)	$2,191,460

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average limited and Managing Owner interest	$(6.28)	$(2.95)	$(9.58)	$8.47

Weighted average number of limited and Managing Owner interests outstanding	201,872	251,538	214,402	258,828

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Periods January 1, 2006 to September 29, 2006 and

January 1, 2005 to September 30, 2005

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period December 31, 2005 to September 29, 2006
Trust capital at December 31, 2005	233,497.673	$36,375,919	$379,044	$36,754,963
Net loss for the period January 1, 2006 to September 29, 2006		(2,032,036)	(21,165)	(2,053,201)
Redemptions	(36,650.638)	(5,662,757)	(61,996)	(5,724,753)

Trust capital at September 29, 2006	196,847.035	$28,681,126	$295,883	$28,977,009

For the period December 31, 2004 to September 30, 2005
Trust capital at December 31, 2004	270,793.193	$38,509,087	$401,473	$38,910,560
Net income for the period January 1, 2005 to September 30, 2005		2,166,725	24,735	2,191,460
Redemptions	(23,128.596)	(3,281,902)	(40,424)	(3,322,326)

Trust capital at September 30, 2005	247,664.597	$37,393,910	$385,784	$37,799,694

	Net Asset Value per Limited and Managing Owner Interest
	September 29, 2006	December 31, 2005	September 30, 2005	December 31, 2004
	$147.21	$157.41	$152.54	$143.69

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A. General Description of the Trust

The statement of financial condition as of September 29, 2006, and the statements of operations for the periods July 1, 2006 to September 29, 2006 (“Third Quarter 2006”), June 25, 2005 to September 30, 2005 (“Third Quarter 2005”), January 1, 2006 to September 29, 2006 (“Year-To-Date 2006”), and January 1, 2005 to September 30, 2005 (“Year-To-Date 2005”), and the statements of changes in trust capital for the periods January 1, 2006 to September 29, 2006 and January 1, 2005 to September 30, 2005, are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series F (“Series F”) as of September 29, 2006 and the results of its operations for the Third Quarter 2006, Third Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Effective December 6, 2004, Series F contributed its net assets to WMT Campbell Pool L.L.C. (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. At September 29, 2006, the sole members of the Company are Series F and World Monitor Trust II – Series D (“Series D”). World Monitor Trust – Series A withdrew as a member on August 25, 2006. Preferred is the Managing Owner of Series D and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forward contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be used in conjunction with Series F’s financial statements.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. RELATED PARTIES

To the extent that general and administrative expenses exceeded 1.5% of Series F’s net asset value during the year (with a maximum of 0.5% attributable to expenses other than legal and audit expenses) such amounts are borne by the Managing Owner. General and administrative expenses did not exceed such limitations during the Third Quarter 2006, Year-to-Date 2006, Third Quarter 2005 and Year-to-Date 2005.

The expenses incurred by Series F for services performed by the Managing Owner for Series F were:

	Third Quarter 2006	Third Quarter 2005	Year-To-Date 2006	Year-To-Date 2005
Commissions	$456,927	$613,955	$1,498,995	$1,676,284
General and administrative	6,538	0	21,482	590

	$463,465	$613,955	$1,520,477	$1,676,874

Brokerage commissions payable to the Managing Owner and its affiliates (which are included in commissions and other transaction fees payable) as of September 29, 2006 and December 31, 2005 were $168,695 and $224,437, respectively.

Note 3. RECENTLY ISSUED PRONONCEMENTS

The SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. Series F is still evaluating the impact, if any, that the implementation of this SAB may have on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series F recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Series F is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to Series F’s financial statements has not been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Series F is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to Series F’s financial statements has not been determined.

Note 4. INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Effective December 6, 2004, Series F invested a substantial portion of its assets in WMT Campbell Pool L.L.C. Series F’s investment in the Company represents approximately 99.89% and 99.57%, of the net asset value of the Company at September 29, 2006 and December 31, 2005, respectively.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. INVESTMENT IN WMT CAMPBELL POOL L.L.C. (CONTINUED)

The investment in the Company is subject to the Organization Agreement of the Company. Summarized information for this investment is as follows:

	Net Asset Value December 31, 2005	Loss	Subscription	Redemptions	Net Asset Value September 29, 2006
WMT Campbell Pool L.L.C.	$36,596,444	$(383,799)	$150,000	$(7,417,332)	$28,945,313

Series F may make additional contributions to, or redemptions from, the Company on a weekly basis.

Note 5. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

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

Series F’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series F all assets of Series F relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 29, 2006 and December 31, 2005, such segregated assets totaled $52 and $348, respectively. Part 30.7 of the CFTC regulations also requires Series F’s futures commission merchant to secure assets of Series F related to foreign futures trading which totaled $0 and $0 at September 29, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the Third Quarter 2006, Third Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. This information has been derived from information presented in the financial statements.

	Third Quarter		Year-To-Date
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Interest Performance
(for a interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$153.57	$155.47	$157.41	$143.69

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1), (3)	(4.95)	(0.92)	(5.44)	15.28
Interest income (1), (3)	1.97	1.40	5.74	3.16
Expenses (1), (3)	(3.38)	(3.41)	(10.50)	(9.59)

Net increase (decrease) for the period	(6.36)	(2.93)	(10.20)	8.85

Net asset value per interest at end of period	$147.21	$152.54	$147.21	$152.54

Total Return (4)
Total return before incentive fees	(4.14)%	(1.89)%	(6.48)%	6.16%
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	(4.14)%	(1.89)%	(6.48)%	6.16%

Supplemental Data

Ratios to average net asset value: (3)
Net investment loss before incentive fees (2), (5)	(3.45)%	(4.92)%	(3.97)%	(5.96)%
Incentive fees (4)	0.00%	0.00%	0.00%	0.00%

Net investment loss after incentive fees	(3.45)%	(4.92)%	(3.97)%	(5.96)%

Interest income (5)	4.85%	3.43%	4.78%	2.93%

Incentive fees (4)	0.00%	0.00%	0.00%	0.00%
Other expenses (5)	8.30%	8.35%	8.75%	8.89%

Total expenses	8.30%	8.35%	8.75%	8.89%

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

SECTION II

WMT CAMPBELL POOL L.L.C.

FINANCIAL STATEMENTS

September 29, 2006

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF FINANCIAL CONDITION

September 29, 2006 (Unaudited) and December 31, 2005

	September 29, 2006	December 31, 2005
ASSETS
Equity in broker trading accounts
Cash in commodity trading accounts	$29,345,105	$40,427,991
Net unrealized loss on open contracts	(247,159)	(1,270,180)

Total assets	$29,097,946	$39,157,811

LIABILITIES
Commissions payable	$2,593	$5,377
Management fee payable	56,118	78,910
Redemptions payable	92,942	316,109

Total liabilities	151,653	400,396

MEMBERS’ CAPITAL (Net Asset Value)
Member A	0	2,160,971
Member D	980	0
Member F	28,945,313	36,596,444

Total members’ capital (Net Asset Value)	28,946,293	38,757,415

Total liabilities and members’ capital	$29,097,946	$39,157,811

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

September 29, 2006 (Unaudited) and December 31, 2005

	September 29, 2006		December 31, 2005
	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures Contracts
Futures contracts purchased:
Commodities	(2.02)%	$(585,229)	(0.88)%	$(340,904)
Interest rates	0.31%	88,768	0.03%	13,407
Stock indices	0.85%	244,776	(0.06)%	(24,587)

Net unrealized loss on futures contracts purchased	(0.86)%	(251,685)	(0.91)%	(352,084)

Futures contracts sold:
Commodities	0.01%	3,896	0.00%	0
Interest rates	(0.26)%	(74,137)	0.67%	258,268
Stock indices	0.00%	0	(0.02)%	(9,379)

Net unrealized gain (loss) on futures contracts sold	(0.25)%	(70,241)	0.65%	248,889

Net unrealized loss on futures contracts	(1.11)%	$(321,926)	(0.26)%	$(103,195)

Forward Contracts
Forward contracts purchased:
Net unrealized loss on forward contracts purchased	(2.45)%	$(707,873)	(2.71)%	$(1,048,402)

Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	2.70%	782,640	(0.30)%	(118,583)

Net unrealized gain (loss) on forward contracts	0.25%	$74,767	(3.01)%	$(1,166,985)

Net unrealized loss on futures and forward contracts		$(247,159)		$(1,270,180)

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF OPERATIONS

For the Periods July 1, 2006 to September 29, 2006 and June 25, 2005 to September 30, 2005 and

January 1, 2006 to September 29, 2006 and January 1, 2005 to September 30, 2005

(Unaudited)

	For the Period July 1, 2006 to September 29, 2006	For the Period June 25, 2005 to September 30, 2005	For the Period January 1, 2006 to September 29, 2006	For the Period January 1, 2005 to September 30, 2005
REVENUES
Realized	$(695,803)	$1,066,756	$(2,071,939)	$1,652,268
Change in unrealized	(306,058)	(1,324,688)	1,023,022	2,471,177
Interest income	409,007	369,757	1,279,557	867,153

Total revenues	(592,854)	111,825	230,640	4,990,598

EXPENSES
Commissions	18,383	47,638	77,112	144,996
Management fee	157,093	209,214	522,010	597,968

Total expenses	175,476	256,852	599,122	742,964

NET INCOME (LOSS)	$(768,330)	$(145,027)	$(368,482)	$4,247,634

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Periods January 1, 2006 to September 29, 2006 and

January 1, 2005 to September 30, 2005

(Unaudited)

	Members’ Capital
	Member A	Member D	Member F	Total
For the Period January 1, 2006 to September 29, 2006

Balances at December 31, 2005	$2,160,971	$0	$36,596,444	$38,757,415
Net income (loss) for the nine months ended September 29, 2006	15,337	(20)	(383,799)	(368,482)

Subscriptions	0	1,000	150,000	151,000

Redemptions	(2,176,308)	0	(7,417,332)	(9,593,640)

Balances at September 29, 2006	$0	$980	$28,945,313	$28,946,293

For the Period January 1, 2005 to September 30, 2005

Balances at December 31, 2004	$2,980,766	$0	$38,915,521	$41,896,287

Net income for the nine months ended September 30, 2005	275,094	0	3,972,540	4,247,634

Redemptions	(976,624)	0	(5,157,571)	(6,134,195)

Balances at September 30, 2005	$2,279,236	$0	$37,730,490	$40,009,726

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A. General Description of the Company

WMT Campbell Pool L.L.C. (the “Company”) is a limited liability company organized under the laws of Delaware on November 3, 2004 and commenced trading operations on December 6, 2004. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The Company currently consists of two members: World Monitor Trust II– Series D (“Member D”) and World Monitor Trust II – Series F (“Member F”) (collectively, the “Members”). World Monitor Trust – Series A (“Member A”) redeemed all of its membership interests in the Company as of August 25, 2006. Member D invested $1,000 effective August 25, 2006. Preferred Investment Solutions Corp. (“Preferred”) is the Managing Owner of each of the Members, and has been delegated administrative authority over the operations of the Company. Upon making the initial capital contribution, each Member receives Voting Membership Interests.

The Company is a Member managed limited liability company that is not registered in any capacity with, or subject directly to regulation by the Commodity Futures Trading Commission (“CFTC”) or the United States Securities and Exchange Commission.

B. The Trading Advisor

The Company entered into an advisory agreement with Campbell & Company, Inc. (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Financial, Metal & Energy Large Portfolio.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Accounting

The statement of financial condition, including the condensed schedule of investments, as of September 29, 2006, and the statements of operations for the periods July 1, 2006 to September 29, 2006 (“Third Quarter 2006”), June 25, 2005 to September 30, 2005 (“Third Quarter 2005”), January 1, 2006 to September 29, 2006 (“Year-To-Date 2006”), and January 1, 2005 to September 30, 2005 (“Year-To-Date 2005”), and the statements of changes in member capital for the periods January 1, 2006 to September 29, 2006 and January 1, 2005 to September 30, 2005, are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 29, 2006, and the results of operations for the Third Quarter 2006, Third Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. The Company is still evaluating the impact, if any, that the implementation of this SAB may have on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to the Company’s financial statements has not been determined.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A. Basis of Accounting (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Company’s financial statements has not been determined.

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

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. FEES

A. Organizational, General and Administrative Costs

Under the Company’s Agreement, Preferred allocates administrative costs of the Company to the Members. Administrative costs include legal, audit, postage and other routine third party administrative costs.

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

Note 5. DEPOSITS WITH COMMODITY BROKER

The Company deposits funds with a commodity broker subject to CFTC regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker. The Company earns interest income on assets deposited with the commodity broker.

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

Credit Risk (continued)

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

The Company’s commodity broker, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 29, 2006 and December 31, 2005, such segregated assets totaled $3,178,555 and $4,041,188, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $75,332 and $39,656 at September 29, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

As of September 29, 2006, all open futures contracts mature within nine months.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the Third Quarter 2006, Third Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. This information has been derived from information presented in the financial statements.

	Third Quarter 2006			Year-To-Date 2006
	Member A	Member D	Member F	Member A	Member D	Member F
Total return (1)	(0.89)%	(5.72)%	(2.50)%	0.95%	(16.35)%	(1.15)%

Total expenses (2)	(2.17)%	(2.34)%	(2.08)%	(2.27)%	(2.34)%	(2.23)%

Net investment income (2)	3.07%	2.78%	2.76%	2.56%	2.78%	2.54%

	Third Quarter 2005		Year-To-Date 2005
	Member A	Member F	Member A	Member F
Total return (1)	(0.36)%	(0.36)%	10.50%	10.67%
Total expenses (2)	(2.36)%	(2.36)%	(2.49)%	(0.87)%

Net investment income (loss) (2)	(2.72)%	(2.72)%	8.01%	9.80%

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

WORLD MONITOR TRUST II – SERIES F

(a Delaware Business Trust)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report includes forward-looking statements that reflect Preferred Investment Solutions Corp.’s (“Preferred” or the “Managing Owner”) current expectations about the future results, performance, prospects and opportunities of World Monitor Trust II – Series F (“Series F” or the “Trust”). The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Series F’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Effective December 6, 2004, Series F contributed its net assets to WMT Campbell Pool L.L.C. (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. The initial members of the Company were Series F and World Monitor Trust – Series A (“Series A”). On August 25, 2006, World Monitor Trust Series II – Series D (“Series D”) joined as a member and Series A redeemed in full from the Company. Preferred is the Managing Owner of Series A and Series D, and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forward contracts. The following discussion and analysis refers to Series F’s activities both directly and through its investment in the Company.

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

Limited interests in Series F may be redeemed on a weekly basis. Redemptions of limited interests for the Third Quarter 2006, Year-To-Date 2006, and for the period from March 1, 2000 (commencement of operations) to September 29, 2006 were $2,218,566, $5,662,756 and $27,303,993, respectively. Redemptions of general interests for the Third Quarter 2006, Year-To-Date 2006, and for the period from March 1, 2000 (commencement of operations) to September 29, 2006 were $23,355, $61,997 and $251,944, respectively. Additionally interests owned in any series of World Monitor Trust II (Series D, E or F) were exchangeable, without any charge, for interests of one or more other series of World Monitor Trust II on a weekly basis for as long as limited interests in those series were being offered to the public. Series F and World Monitor Trust II – Series E are no longer offered to the public as those series substantially achieved their subscription maximums during July 2003 and June 2003, respectively. In addition, since July 2003, the offering of interests in Series D has been suspended. Accordingly, at this time interests may not be exchanged. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At September 29, 2006, 100% of Series F’s net assets were allocated to commodities trading through the Company. A significant portion of the net assets was held in cash which was used as margin for trading in commodities. In as much as the sole business of Series F is to trade in commodities, Series F continues to own such liquid assets to be used as margin. The broker credits Series F and the Company with interest income on 100% of its average daily equity maintained in its accounts with them during each month.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 29, 2006, Series F had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series F. While Series F’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Series F’s financial position.

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

Results of Operations

The net asset value per Interest as of September 29, 2006 was $147.21, a decrease of 6.48% from the December 31, 2005 net asset value per Interest of $157.41 and a decrease of 4.14% from the June 30, 2006 net asset value per interest of $153.57. Past performance is not necessarily indicative of future results.

Series F’s trading losses before commissions and related fees were approximately $(985,000) and $(1,032,000) during Third Quarter 2006 and Year-To-Date 2006 respectively, compared to trading loss and gain of approximately $(244,000) and $3,856,000 during Third Quarter 2005 and Year-To-Date 2005, respectively. Due to the nature of Series F’s trading activities, a period to period comparison of its trading results is not meaningful. However, a discussion of Series F’s Third Quarter 2006 trading results is presented below.

Third Quarter 2006 Economic Overview

The most prominent economic development during the third quarter of 2006 was the suspension of the Federal Reserve’s (“Fed”) long running rate hike cycle, which ended at the August meeting and was followed by a further pause at the September meeting. The Federal Reserve Open Market Committee (“FOMC”) statements from both meetings were very similar, with an expectation of slower economic growth and of “a gradual moderation in inflationary pressures over time, partially as a reflection of lower energy prices.” The Fed also anticipates the cumulative effects of monetary tightening to restrain aggregate demand.

Pursuant to these events, U.S. interest rates steadily declined throughout the quarter, particularly in September. U.S. Treasuries were aided by flight to quality, as market participants seemed nervous about geopolitical events and asset reallocation factors during the quarter, some of which came from liquidation of commodity holdings. Treasury auctions met with solid success and featured strong foreign demand.

On the economic data front, the housing market was the focus. After weak numbers in July and August, September housing starts fell 6% to 1.665 million units, the weakest since April 2003, and are now down 19.8% over the last 12 months. Housing permits, which tends to be a more forward looking economic indicator, fell 2.3% to 1.722 million in August and are down 21.9% over the past year. The news on new home sales and existing home sales was similar. Median sales prices for existing homes fell 1.7% to $225,000 in August, the first drop in 11 years. Home builders are not optimistic with the National Association of Home Builders reporting the lowest levels of builder sentiment in 15 years.

Domestic inflation was tame throughout most of the period, even with crude oil and other industrial commodities jumping to historically high levels. The fact that commodity prices moderated, particularly oil and natural gas, at quarter’s end, adds to a fairly benign forward inflation outlook. The Fed continues to issue the required inflation concern statements, and the numbers remain above target on a year-on-year basis. However, rampant inflation seems unlikely in the U.S. on both a Consumer Price Index (“CPI”) and Producer Price Index (“PPI”) basis, the two most common measures of economic inflation.

Economic growth, as measured by Gross Domestic Product (“GDP”), was softer, as the second quarter release was revised downwards from 2.9% to 2.6%. Corporate profits remained healthy but were also lower during this quarter. The Consumer Confidence Index continued to show solid performance, with a reading of 104.5 in September versus 100.2 in August, as lower gasoline prices have helped consumers. While geopolitical and energy risks abound, the U.S. economy has consistently shown an ability to weather the worst of storms. The fact that the majority of the global economic community is doing well adds to the supportive landscape for the U.S.

On the foreign front, the overall picture remained constructive in the third quarter and looks reasonably strong across the board for Asia and Europe. China extended its ongoing growth with 11.3% GDP in the second quarter and some recent forecasts indicate that third and fourth quarter numbers might even be better. The Chinese yuan maintained its slow process of gains as it reached a high of 7.8965 to the U.S. dollar in September, the best level since the revaluation process was initiated. It is widely expected that the People Bank of China will gradually expand the trading band in coming months and at least gradually accelerate the revaluation process.

The Bank of Japan (“BOJ”) ended its “zero interest rate policy” in July with a rate hike to 0.25%. However, the Japanese economy is still expanding slowly, so no additional hikes are expected soon. The current situation surrounding North Korea has added to potential problems. Japanese equities saw a volatile quarter but in the end put in a strong performance, including a rise in the Nikkei to 16,127 at the end of the third quarter compared to 15,505 at the end of the second quarter. South Korea also saw its stock market and economy do well in the third quarter. The Kospi rose to 1,371 from 1,352 in August and 1,298 in July and was holding well as the North Korean nuclear situation remained in flux. The overall outlook for Asia as a whole appears quite positive. The coup in Thailand had virtually no impact on the Asian region’s economy or its currencies.

Australia also seems to be thriving with higher equity prices and an apparent end of their rate hike cycle after raising rates 25 basis points at the Reserve Bank’s August 2 meeting. With Canada doing well on the economic front, the Bank of Canada is similarly in pause mode. Meanwhile, the Bank of New Zealand indicated that they were finished raising rates in spite of risks to their currency.

In Europe, higher rates were noted as the European Central Bank (“ECB”) raised rates to the current 3.25%, and judging from the cautious language from ECB President Jean Claude Trichet, another increase could be in order before year-end. Eurozone economic data is mixed. The 10-year German Bund was yielding around 3.69% at quarter’s end compared to 3.90% to conclude the second quarter. The biggest surprise was a 25 basis point hike from the Bank of England (“BOE”) in August to 4.75% but that may well be the last for a while as U.K. economic numbers do not seem to justify additional moves in 2006. European equities put in a strong quarter with the DAX, CAC and FTSE near 5-year highs as October began.

Currencies

Uncertainty over interest rate policy in the four main industrial blocks affected currency moves in the third quarter, causing the U.S. dollar to trade unevenly against the euro, the Japanese yen and the British pound. The ECB did not alter rates in August or September but the language from ECB President Jean Claude Trichet continued to exhibit a cautious tone. The U.S. dollar was pressured by a growing perception that the Fed has concluded the rate hike cycle after no action at the August and September FOMC meetings. The euro was also inhibited by ideas that the U.S. economy is slowing. Meanwhile, European data has been mixed, leading to weaker than expected German business confidence readings. Talk of higher European Union interest rates and increased taxation were cited as reasons for the weakness. The British pound showed some strength in the third quarter, after the BOE unexpectedly raised rates 25 basis points to 4.75% on August 3.

The Japanese yen weakened in early September, then firmed at mid-month, only to weaken again at month’s end. The prospect of very slow rate increases in Japan is a negative to the currency. The Japanese yen was briefly pressured by the coup in Thailand but this was short lived as the situation proved to be less unsettling than originally thought. After a brief halt, the Bank of Thailand told foreign currency dealers that they could resume normal trading of the Thai baht. Japan also saw a new Prime Minister in September as Shinzo Abe took over leadership of the ruling Liberal Party. He is expected to take a conservative view through year-end.

At the end of September, the Chinese yuan reached its highest level since last year’s revaluation. Australia raised rates by 25 points to 6.00% on August 2 but the accompanying statement indicated they were finished with increases for the year. Meanwhile the Bank of New Zealand indicated they were finished raising rates and warned that the New Zealand dollar might suffer as a result. The Canadian dollar maintained a firm tone throughout the third quarter although the Bank of Canada has indicated that it is finished raising rates for 2006.

Energies

The third quarter started with energy prices on an upswing as geopolitical factors, weather fears, concerns about the availability of reformulated gasoline and summer driving demand were all supportive. However, as the quarter developed, all of these concerned dissipated.

Geopolitical fears diminished, including the end of the Israel/Hezbollah crisis. Also, it became clear that there was not likely to be any interruption in Iranian supplies as Iran continues to stall negotiations on nuclear enrichment. Further, it appears that Russia, China and France will not support meaningful sanctions against Iran, leaving the U.S. on its own. With elections approaching in the U.S., the Bush administration is not likely to make any unilateral moves.

Underlying supply and demand fundamentals continue to lack any degree of physical tightness. OPEC maintained current production levels at its September 11 meeting, and recent rumors of an emergency meeting to consider production cuts in the face of the price decline, have proven premature. Moreover, increases in non-OPEC supplies, about 1.5 million barrels per day over last year, add to the bearish supply/demand scenario.

On the weather front, the hurricane season is nearly over, and preseason fears of numerous storms proved incorrect, as the season was one of the quietest in recent years.

On a year-to-date basis, following the third quarter sell-off, crude is down 9.23% within the DJ/AIG Index, unleaded gasoline has fallen 23.14%, heating oil showed a decline of 15.62% and natural gas plunged 67.47%.

Grains

Corn prices fluctuated during the quarter, peaking in early July and then falling off by quarter-end to match early springtime lows. During July, August and the first half of September, improved meteorological conditions across the Central United States erased problematic growing condition fears from the wheat market. As a result, values declined in the late summer to their lowest level since January 2005. Weather was an important factor for soybeans as well, and soybeans followed wheat’s price pattern closely in the third quarter, with soybean prices reaching their lowest level since February 2005. China is the main driver on the demand side. The ongoing improvements in the Chinese economy have resulted in a continued increase in the demand for poultry, beef and pork, by the rapidly expanding Chinese middle class. Similar to the pattern seen in the soybean market during the third quarter, the cotton market too, saw declining prices.

Indices

The third quarter proved to be a positive one for U.S. equities, as the Fed ended its string of 17 consecutive rate hikes and gave indications it was finished for the year and perhaps beyond. A pull back in energy prices and healthy consumer confidence and spending also lent support, while a solid run of earnings data and strength in big cap stocks was featured. Stocks were also aided by asset reallocation, including some out of commodities. In Europe, the third quarter proved even better than the U.S. The strength in U.S. equities was supportive along with some positive data, and the markets were able to shrug off rate hikes from the ECB and the BOE. European equities showed gains in all three months of the quarter, particularly in August and September. Asian equities, particularly Japan, had a volatile third quarter before finishing with a positive tone. In the end, solid economic data for much of the region along with money flow led to higher prices.

Interest Rates

The Fed followed the August pause that ended a streak of 17 consecutive rate hikes to 5.25% by holding steady at the September meeting. The FOMC statement varied little from the August commentary, as the Fed said it expects lower economic growth to reduce inflationary pressures. Treasury yields moved directionally lower during the quarter and bonds benefited from flight to quality and asset reallocation during the third quarter.

In foreign markets, the BOJ, the BOE, the ECB and the Reserve Bank of Australia all raised rates by 25 basis points during the third quarter. The Bank of China raised its base lending rate to 6.12% from 5.85% on August 19, and could raise it again before year-end. China’s strong 11.3% second quarter GDP growth lends to this probability. Meanwhile, the Bank of Canada and the New Zealand Reserve Bank made no rate changes during the quarter and the minutes from both indicated no additional moves this year.

Metals

Gold prices rallied in the early part of the quarter and then sold off before ending the third quarter on a strong note. While gold is still up 10.9% for the year, the quarter’s softness came on the back of general commodity malaise, lower energy prices and the less hectic geopolitical landscape. Silver prices briefly decoupled from gold during the early part of the quarter, but ended up following the same path eventually. The slide in gold prices impacted copper, but there was enough trade support to limit the sell-off. Labor news was also supportive throughout the quarter. However, copper is headed for a production surplus due to high levels of Chilean output. Additionally, there are concerns on the demand side as Chinese consumption has declined in 2006 and the U.S. housing market is depressed, both of which are weighing on sentiment. Aluminum has also been hurt recently by excess production capacity and indications of lessened Chinese consumption, but overall global demand is solid. As for zinc, the price rally that occurred in first half of 2006 ended in the third quarter. However, the sell-off was limited as zinc’s fundamentals, featuring a huge production deficit, are strong. Nickel put in an exceptionally strong performance in the third quarter, gaining 127%. Demand remains strong in the face of tight inventories, and production and labor concerns.

Softs

Sugar rallied strongly in the first quarter of 2006, traded sideways for much of the second quarter of 2006 and tumbled almost 30% in the third quarter of 2006, leading to a year-to-date loss of 28.97%. The same general commodity weakness affecting many other markets, weighed on sugar as well. Additionally, a well-respected analyst predicted that India’s 2006-2007 sugar crop might reach 27 million tonnes, vastly ahead of 21 million tonnes this season. Since Brazil, Russia, China, Thailand and the Ukraine are also expecting abundant crops, the result will be significant global surplus, which will offset a decline in EU output to 16.5 million tonnes from 21.9 million this year. As for ethanol-related demand, it has waned of late. After rebounding in August following three negative months, coffee showed a mild loss in September, taking the year-to-date loss to 10.71%. Prospects for an excellent Brazilian crop and the above mentioned general commodity malaise still weigh on sentiment. Cocoa is faced with ample supplies and continued favorable crop prospects.

Quarterly Performance of Series F

The following is a summary of performance for the major sectors in which the Series F traded:

Currencies: (+) Gains on short positions in the Swiss franc and the Japanese yen resulted in a gain for the third quarter of 2006.

Energies: (-) Long positions in crude oil, gas oil and heating oil contributed to the losses during the third quarter of 2006.

Indices: (+) Gains on long positions in the S&P 500, the IBEX 35 and Dow Jones STOXX 50 resulted in gains for the third quarter of 2006.

Interest Rates: (-) The interest rate sector was down for the third quarter in 2006. Short positions in the Eurodollar and the 2-year German Bond, and long and short positions in the German Bobl and Bund contributed to the losses for the third quarter.

Metals: (+) The metals sector was up in the third quarter due to long positions in copper.

Series F average net assets have declined for the three and nine month periods ended September 29, 2006 compared to the three and nine month periods ended September 30, 2005 due to the effect of redemptions during 2005 and Year-to-Date 2006, in addition to negative trading performance between October 1, 2005 and September 29, 2006.

Interest income is earned on the average daily equity maintained in its accounts with the broker and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income increased approximately $46,000 and $412,000 during Third Quarter 2006 and Year-To-Date 2006 respectively, as compared to Third Quarter 2005 and Year-To-Date 2005 respectively. The increase in interest income is due to the higher overall interest rates in Third Quarter 2006 versus Third Quarter 2005 and Year-To-Date 2006 versus Year-To-Date 2005.

Commissions are calculated on Series F’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased approximately $185,000 and $243,000 during Third Quarter 2006 and Year-To-Date 2006 respectively, as compared to Third Quarter 2005 and Year-To-Date 2005, due to the decrease in average net asset levels as discussed above.

All trading decisions for Series F are made by Campbell & Company, Inc. (the “Trading Advisor”). Management fees are calculated on Series F’s net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased approximately $45,000 and $61,000 during Third Quarter 2006 and Year-To-Date 2006 respectively, as compared to Third Quarter 2005 and Year-To-Date 2005, due to the decrease in average net asset levels as discussed above.

Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and Trading Advisor. No incentive fees were earned during Third Quarter 2006, Year-To-Date 2006, Third Quarter 2005 and Year-To-Date 2005.

General and administrative expenses were approximately $55,000, $181,000, $0 and $108,000 for Third Quarter 2006, Year-To-Date 2006, Third Quarter 2005 and Year-To-Date 2005, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursements of costs incurred by the Managing Owner on behalf of Series F. To the extent that general and administrative expenses exceed 1.5% of Series F’s net asset value during such year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. No such expenses exceeded these limits during Third Quarter 2006, Year-To-Date 2006, Third Quarter 2005, and Year-To-Date 2005.

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

The following table presents the trading value at risk associated with Series F’s open positions by market sector at September 29, 2006 and December 31, 2005. All open position trading risk exposures of Series F have been included in calculating the figure set forth below. At September 29, 2006 and December 31, 2005, Series F had total capitalizations of approximately $29.0 million and $36.8 million respectively.

	September 29, 2006		December 31, 2005
Market Sector	Value Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$286,263	0.99%	$1,417,042	3.85%
Currencies	1,389,398	4.79%	1,543,091	4.20%
Commodities	483,097	1.67%	737,755	2.01%
Stock indices	863,188	2.98%	1,123,112	3.05%

Total	$3,021,946	10.43%	$4,821,000	13.11%

The following table presents the average trading value at risk of Series F’s open positions by market sector for Third Quarter 2006 and Year-To-Date 2006 based upon Series F’s total average capitalization of approximately $30.7 million and $33.6 million, respectively.

	Third Quarter 2006		Year-To-Date 2006
Market Sector	Value Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$442,847	1.44%	$763,400	2.27%
Currencies	990,011	3.23%	1,187,735	3.54%
Commodities	505,432	1.65%	518,898	1.55%
Stock indices	454,625	1.48%	706,639	2.10%

Total	$2,392,915	7.80%	$3,176,672	9.46%

At September 29, 2006, Series F experienced a decrease in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2005. The value at risk in the interest rate, commodity and stock index sectors decreased, while the value at risk in the currency sector increased. The value at risk in the stock index sector declined, and the greatest contributors to the reduced exposure were the DAX, S&P 500 and Dow Jones STOXX 50. The currency sector experienced an increase in its value at risk, primarily attributable to increased exposure to the Swiss franc, the euro and the New Zealand dollar. The decline in the value at risk in interest rates was primarily attributable to a reduction in the 2-year German Bond, Eurodollar and 5-year German BOBL. The value at risk in commodities declined primarily due to reduced exposure to the energy sector, specifically crude oil, natural gas, gasoil and heating oil.

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

WORLD MONITOR TRUST II – SERIES F

By:	Preferred Investment Solutions Corp.
Managing Owner

By:	/s/ Kenneth A. Shewer	Date: November 14, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

By:	/s/ Maureen D. Howley	Date: November 14, 2006
Maureen D. Howley
Senior Vice President and Chief Financial Officer

By:	/s/ David K. Spohr	Date: November 14, 2006
David K. Spohr
Senior Vice President and Director of Fund Administration