Form 10-K
period 2006-12-31
WORLD MONITOR TRUST II SERIES F
filed 2007-03-30
CIK 1090702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Limited Interests

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Unitholders for the year ended December 31, 2006 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

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

World Monitor Trust II – Series F (“Registrant”) is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

Effective December 6, 2004, the Registrant contributed its net assets to WMT Campbell Pool, L.L.C. (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. The sole members of the Company are the Registrant and World Monitor Trust II – Series D (“Series D”). Preferred is the Managing Owner of Series D and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forwards contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Registrant’s financial statements. All references herein to the Registrant’s relationship with the Trading Advisor shall, unless the context states otherwise, refer to the Registrant’s relationship with the Trading Advisor through the Registrant’s investment in the Company.

Managing Owner and its Affiliates

Preferred Investment Solutions Corp. (“Preferred”) has been the managing owner of the Trust and Series D since October 1, 2004. Prior to that date, Prudential Securities Futures Management Inc. served as managing owner of the Trust and Series D. The term “Managing Owner”, as used herein, refers either to Prudential Securities Futures Management Inc. or Preferred, depending upon the applicable period discussed.

The Managing Owner is required to maintain at least a 1% interest in the capital, profits and losses of each Series so long as it is acting as the managing owner.

The Offering

Up to $50,000,000 of limited interests in each Series (“Limited Interests” or “Limited Units”) were being offered once each week (totaling $150,000,000) (“Subscription Maximum”), until each Series’ Subscription Maximum was met either through sale or exchange or until the Managing Owner, suspended the offering of Limited Interests. Limited Interests were being offered to investors who met certain established suitability standards, with a minimum initial subscription of $5,000 ($2,000 for an individual retirement account), although the minimum purchase for any single Series was $1,000. General Interests were also being sold exclusively to the Managing Owner. Limited Interests and General Interests are sometimes referred to as “Interests” or “Units”.

Initially, the Limited Interests for each Series were offered for a period of up to 180 days after the date of the Prospectus (“Initial Offering Period”) at $100 per Interest. The subscription minimum of $5,000,000 for each Series was reached during the Initial Offering Period permitting Series D, E and F to commence trading operations. The Registrant completed its initial offering on March 1, 2000 with gross proceeds of $5,185,012, which was fully allocated to commodities trading. Until the Subscription Maximum for each Series is reached, each Series’ Limited Interests were offered on a weekly basis at the then current net asset value per Interest (“Continuous Offering Period”). During the Continuous Offering Period through December 31, 2003, the Registrant raised additional gross proceeds of $45,240,236 from the sales of Interests. The Registrant and Series E were offered until they substantially achieved their Subscription Maximum during June 2003 and July 2003, respectively. In addition, since July 2003, the weekly offering of interests in Series D has been suspended. Accordingly, at this time Interests may not be offered or exchanged.

The Trading Advisor

Each Series, directly, or indirectly, has its own independent commodity trading advisor that makes that Series’ trading decisions. The Registrant, through its investment in the Company, has allocated 100% of its net assets to Campbell & Company, Inc. (the “Trading Advisor”). The Company (through its Members, including the Registrant) and Preferred entered into an advisory agreement (the “Advisory Agreement”) with the Trading Advisor to make the trading decisions for the Registrant. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Company’s Members.

Effective December 6, 2004, the Managing Owner terminated the advisory agreement with the Trading Advisor concurrent with the Registrant’s investment in the Company.

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as the Registrant.

The Registrant does not currently, and does not intend in the future to, solicit the sale of additional Interests. As such, the Registrant does not compete with other entities to attract new fund participants. However, to the extent that the Trading Advisor recommends similar or identical trades to the Registrant (through its investment in the Company) and other accounts that it manages, the Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 1,3 and 4 to the Registrant’s financial statements included in its annual report for the year ended December 31, 2006 (“Registrant’s 2006 Annual Report”), which is filed as an exhibit hereto.

Available information

The Trust files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are available to read and copy at the SEC's Public Reference Facilities in Washington, D.C. at 459 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC's toll free number, 1-800-SEC-0330, for further information. The Trust does not maintain a website where these reports are posted. However, the Trust's filings are posted on the SEC's website at htttp://www.sec.gov.

Item 1A. Risk Factors

THE RISKS YOU FACE

You Should Not Rely on Past Performance in Deciding Whether to Buy Interests

The Trading Advisor selected by the Managing Owner to manage the assets of the Registrant has a performance history through the date of its selection by the Managing Owner. You must consider, however, the uncertain significance of past performance, and you should not rely on the Trading Advisor’s or the Managing Owner’s records to date for predictive purposes. You should not assume that the Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Registrant that is comparable to the Trading Advisor's or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not underperforms the past performance records included in their prospectuses.

Price Volatility May Possibly Cause the Total Loss of Your Investment

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Trust.

Speculative and Volatile Markets Combined With Highly Leveraged Trading May Cause the Trust to Incur Substantial Losses.

The markets in which the Registrant trades are speculative, highly leveraged and involve a high degree of risk. The Trading Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that the Registrant will not incur such losses. Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, as does the Registrant, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for the Registrant. Market volatility will increase the potential for large losses. Market volatility and leverage mean that the Registrant could incur substantial losses, potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Trust Assets

The Registrant is subject to the fees and expenses which are payable irrespective of profitability in addition to performance fees which, are payable based on the profitability of the Registrant. Consequently, the expenses of the Registrant could, over time, result in significant losses to your investment therein.

Market Conditions May Impair Profitability

The trading system used by the Trading Advisor is technical, trend-following methods. The profitability of trading under these systems depends on, among other things, the occurrence of significant price trends, which are sustained movements, up or down, in futures and forward prices. Such trends may not develop; there have been periods in the past without price trends.

The likelihood of the Interests being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, the Trading Advisor’s historic price analysis could establish positions on the wrong side of the price movements caused by such events.

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

Systematic Trading Strategies May Incur Substantial Losses

A systematic trader will generally rely to some degree on judgmental decisions concerning, for example, what markets to follow and commodities to trade, when to liquidate a position in a contract which is about to expire and how large a position to take in a particular commodity. Although these judgmental decisions may have a substantial effect on a systematic trader’s performance, such trader's primary reliance is on trading programs or models that generate trading signals. The systems utilized to generate trading signals are changed from time to time (although generally infrequently), but the trading instructions generated by the systems being used are followed without significant additional analysis or interpretation. Therefore, systematic trading may incur substantial losses by failing to capitalize on market trends that their systems would otherwise have exploited by applying their generally mechanical trading systems by judgmental decisions of employees. Furthermore, any trading system or trader may suffer substantial losses by misjudging the market. Systematic traders tend to rely on computerized programs, and some consider the prospect of disciplined trading, which largely removes the emotion of the individual trader from the trading process, advantageous. Due to their reliance upon computers, systematic traders are generally able to incorporate a significant amount of data into a particular trading decision. However, when fundamental factors dominate the market, trading systems may suffer rapid and severe losses due to their inability to respond to such factors until such factors have had a sufficient effect on the market to create a trend of enough magnitude to generate a reversal of trading signals, by which time a precipitous price change may already be in progress, preventing liquidation at anything but substantial losses.

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

Increase in Assets Under Management May Affect Trading Decisions

The more equity the Trading Advisor manages, the more difficult it may be for the Trading Advisor to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require the Trading Advisor to modify trading decisions for the Registrant, which could have a detrimental effect on your investment.

You cannot be Assured of the Trading Advisors’ Continued Services Which May Be Detrimental to the Registrant

You cannot be assured that the Trading Advisor will be willing or able to continue to provide advisory services to the Registrant for any length of time. There is severe competition for the services of qualified trading advisors, and the Registrant may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or the Trading Advisor may require the Registrant to pay higher fees in order to be able to retain such Trading Advisor. The Managing Owner may either terminate the Trading Advisor upon 30 days’ prior written notice, or upon shorter notice, if for cause. The Trading Advisor has the right to terminate the Advisory Agreement in its discretion at any time for cause.

Limited Ability to Liquidate Your Investment

There is no secondary market for the Units. While the Units have redemption rights, there are restrictions, and possible fees assessed. Transfers of Units are subject to limitations, and the Managing Owner may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Registrant.

Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions, which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that the Trading Advisor will be able to do so. There can be no assurance that market illiquidity will not cause losses for the Registrant. The large size of the positions which the Trading Advisor is expected to acquire for the Registrant increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

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

Because No Trust Acquires Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in the Registrant does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers; while the Registrant trades unprofitably.

Failure of Futures Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Historically, managed futures generally have been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, the Registrant cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If the Registrant does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units and the Registrant may have no gains to offset your losses from other investments.

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

The Trading Advisor may engage in some or all of its trading on behalf of the Registrant on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars, the Registrant will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges by the Registrant to which such investors would not have been subject had the Trading Advisor limited its trading to U.S. markets.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Unitholders

The Registrant is subject to actual and potential conflicts of interests involving the Managing Owner, the Trading Advisor, and various brokers and servicing agents. The Managing Owner, the Trading Advisor, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to the Registrant’s business, which also presents the potential for numerous conflicts of interest with the Registrant. As a result of these and other relationships, parties involved with the Registrant has a financial incentive to act in a manner other than in the best interests of the Registrant and its Unit. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the various Trust.

The Registrant may be subject to certain conflicts with respect to its clearing broker, its futures broker, and any executing broker including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, purchasing opposite or competing positions on behalf of third party accounts traded through the clearing broker, the clearing broker and executing brokers.

Unitholders Taxed Currently

Unitholders are subject to tax each year on their allocable share of the income or gains (if any) of the Registrant, whether or not they receive distributions. Moreover, the Managing Owner does not intend to make any distributions to unitholders in respect of the Series. Consequently, unitholders will be required either to redeem Units or to make use of other sources of funds to discharge their tax liabilities in respect of any profits earned by the Registrant.

In comparing the profit objectives of the Registrant with the performance of more familiar securities in which one might invest, prospective investors must recognize that if they purchased equity or debt, there probably would be no tax due on the appreciation in the value of such holdings until disposition. In the case of the Registrant, on the other hand, a significant portion of any appreciation in the net asset value per Unit must be paid in taxes by the unitholders every year, resulting in a substantial cumulative reduction in their net after-tax returns. Because unitholders will be taxed currently on their allocable share of the income or gains of the Registrant, if any, the Registrant may trade successfully but investors nevertheless would have recognized significantly greater gains on an after-tax basis had they invested in conventional stocks with comparable performance.

Limitation on Deductibility of “Investment Advisory Fees”

Non-corporate unitholders may be required to treat the amount of Incentive Fees and other expenses of the Registrant as “investment advisory fees” which may be subject to substantial restrictions on deductibility for federal income tax purposes. In the absence of further regulatory or statutory clarification, the Managing Owner is not classifying these expenses as "investment advisory fees," but this is a position to which the Internal Revenue Service (the “IRS”) may object. If a substantial portion of the fees and other expenses of the Registrant were characterized as “investment advisory fees,” an investment in the Registrant might no longer be economically viable.

Taxation of Interest Income Irrespective of Trading Losses

With respect to the Registrant, the net asset value per Unit reflects the trading profits and losses as well as the interest income earned and expenses incurred by the Registrant. However, losses on the Registrant’s trading will be almost exclusively capital losses, and capital losses are deductible against ordinary income only to the extent of $3,000 per year in the case of non-corporate taxpayers. Consequently, if a non-corporate unitholder had, for example, an allocable trading (i.e., capital) loss of $10,000 in a given fiscal year and allocable interest (i.e., ordinary) income (after reduction for expenses) of $5,000, the unitholder would have incurred a net loss in the net asset value of such unitholder’s Units equal to $5,000 but would recognize taxable income of $2,000 (assuming a 40% tax rate). The limited deductibility of capital losses for non-corporate unitholders could result in such unitholders having a tax liability in respect of their investment in the Registrant despite incurring a financial loss on their Units.

Possibility of a Tax Audit of Both the Registrant and the Unitholders

There can be no assurance that the tax returns of the Registrant will not be audited by the IRS. If such an audit results in an adjustment, unitholders could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

Failure or Lack of Segregation of Assets May Increase Losses

The Commodity Exchange Act (“CEA”) requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the clearing broker fails to do so, the assets of the Registrant might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the clearing broker’s bankruptcy, the Registrant could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though certain property specifically traceable to the Registrant (for example, Treasury bills deposited by the Registrant with the clearing broker as margin) was held by the clearing broker.

Default by Counterparty and Credit Risk Could Cause Substantial Losses

Dealers in forward contracts are not regulated by the CEA and are not obligated to segregate customer assets. As a result, unitholders do not have such basic protections with respect to the trading in forward contracts by the Registrant. This lack of regulation in these markets could expose the Registrant in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties. The Registrant also faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case the Registrant could suffer significant losses on these contracts.

Regulatory Changes or Actions May Alter the Nature of an Investment in the Trust

Considerable regulatory attention has been focused on non-traditional investment pools, in particular commodity pools such as the Registrant, publicly distributed in the United States. There has been significant international governmental concern expressed regarding, for example, (i) the disruptive effects of speculative trading on the central banks' attempts to influence exchange rates and (ii) the need to regulate the derivatives markets in general. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in the Registrant.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the Commodity Futures Trading Commission (“CFTC”) and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures and forward transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Registrant is impossible to predict, but could be substantial and adverse.

Trust Trading is Not Transparent

Trading decisions in respect of the Registrant, are made by the Trading Advisor. While the Managing Owner receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to unitholders and the Registrant’s trading results are reported to the unitholders. Accordingly, an investment in the Registrant does not offer you the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers.

Lack of Independent Experts Representing Investors

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of the Registrant. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in the Registrant.

Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

The Registrant may trade foreign exchange contracts in the interbank market. Since forward contracts are traded in unregulated markets between principals, the commodity pools also assume the risk of loss from counterparty nonperformance. In the future, the Registrant may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments, which combine features of a security with those of a futures contract. Because there is no exchange or clearing- house for these contracts, the Registrant will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, the Registrant will not receive the protections, which are provided by the CFTC’s regulatory scheme.

Possibility of Termination of the Trust or any Trust Before Expiration of its Stated Term

As Managing Owner, the Managing Owner may withdraw from the Trust or the Registrant, which would cause the Trust or the Registrant, as appropriate, to terminate unless a Substitute Managing Owner was appointed. Other events, such as a long-term substantial loss suffered by the Registrant, could also cause the Registrant to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to the Registrant.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Registrant does not own or use any physical properties in the conduct of its business. The Registrant’s only place of business is the place of business of the Managing Owner.

Certain administrative services are provided by DPM Mellon LLC, Series F’s administrator (the “Administrator”), which is located at 400 Atrium Drive, Somerset, New Jersey 08873.

Item 3. Legal Proceedings

There are no material proceedings pending by or against the Registrant or the Managing Owner.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to the offering of Interests and the use of proceeds is incorporated by reference to Note 1 to the Registrant’s 2006 Annual Report, which is filed as an exhibit hereto.

A significant secondary market for the Limited Interests has not developed, and is not expected to develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of a unitholder to transfer Interests. However, Limited Interests may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Additionally, Interests owned in one Series of the Trust (Series D, E, or F) could be exchanged, without any charge, for Interests of one or more other Series on a weekly basis for as long as Limited Interests in those Series were being offered to the public. Exchanges and Redemptions are calculated based on the applicable Series’ then current net asset value per Interest as of the close of business on the Friday immediately preceding the week in which the exchange or redemption request is effected. At this time, Interests may not be exchanged as Interests are not currently being offered. Future redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

There are no material restrictions upon the Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

As of February 1, 2007, there were 1,497 holders of record owning 188,589.275 Interests, which include 1,883 General Interests.

Item 6. Selected Financial Data

The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 6 through 14 of the Registrant’s 2006 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Total revenues (including interest)	$3,613,850	$6,766,748	$7,470,124	$9,403,765	$4,198,419
Net income (loss)	$675,020	$3,424,598	$1,605,731	$4,809,505	$2,184,146
Net income (loss) per weighted average Interest	$3.24	$13.48	$5.31	$15.90	$14.83
Total assets	$30,752,610	$37,282,177	$39,363,041	$48,113,536	$22,906,675
Net asset value per Interest	$161.46	$157.41	$143.69	$139.26	$118.76

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Registrant’s application of these policies involves judgments and actual results may differ from the estimates used.

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing the Registrant’s financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange, involves a critical accounting policy. The market values of futures (exchange traded) contracts is verified by the Administrator who obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with the Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. All values assigned by the Administrator and confirmed by the Managing Owner are final and conclusive as to all unitholders.

As such, if actual results vary from estimates used, they are anticipated to not have a material impact on the financial statements and related disclosures.

The Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Income (Loss). Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

The SEC Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. Preferred as Managing Owner of the Registrant has evaluated the impact, if any, the implementation of SAB 108 may have on its financial statements. In Preferred’s opinion, no material unrecorded misstatements are in existence as of December 31, 2006 that would require a cumulative effect adjustment to the financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Registrant recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of the Registrant has evaluated the impact of adopting FIN 48 on the Registrant’s financial statements. In Preferred’s opinion as of December 31, 2006, FIN 48 has no material impact on the Registrant, as the Registrant’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Registrant is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Registrant’s financial statements has not been determined.

Liquidity and Capital Resources

The Registrant commenced operations on March 1, 2000 with gross proceeds of $5,185,012 allocated to commodities trading. Additional contributions raised through the continuous offering from the sales of Interests for the years ended December 31, 2003, 2002 and for the period from March 1, 2000 (commencement of operations) to December 31, 2003 resulted in additional gross proceeds to the Registrant of $25,083,700, $10,795,194, and $45,240,236, respectively. The Registrant’s Interests were offered until it substantially achieved its subscription maximum of $50,000,000 on the sale of Limited Interests during July 2003.

Limited Interests in the Registrant may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of Limited interests for the years ended December 31, 2006 and 2005 were $6,869,294 and $5,529,361, respectively, and redemptions of General Interests were $81,713 and $59,476 for the years ended December 31, 2006 and 2005, respectively. Redemptions of Limited Interests and General Interests for the period from March 1, 2000 (commencement of operations) to December 31, 2006 were $28,510,529 and $271,661, respectively. Additionally, Interests owned in any Series of World Monitor Trust II (Series D, E or F) could be exchanged, without any charge, for interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Limited Interests in those Series are being offered to the public. The Registrant and World Monitor Trust II – Series E are no longer offered to the public as those series substantially achieved their subscription maximums during July 2003 and June 2003, respectively. In addition, since July 2003, the offering of interests in World Monitor Trust II – Series D has been suspended. Accordingly, at this time, Interests may not be exchanged. Future redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At December 31, 2006, 100% of the Registrant’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash through it’s investment in the Company, which was used as margin for trading in commodities. In as much as the sole business of the Registrant is to trade in commodities, the Registrant continues to own such liquid assets to be used as margin. The clearing broker credits the Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker during each month at competitive interest rates.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its commodity futures positions.

Since the Registrant’s business is to trade futures and forward contracts, primarily through its investment in the Company, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring the Registrant and its Trading Advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 7 of the Registrant’s 2006 Annual Report.

The Registrant does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2006, the Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of the Registrant. While the Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have material impact on the Registrant’s financial position.

The Registrant’s contractual obligations are with the Managing Owner, the Trading Advisor (through it’s investment in the Company) and its commodity broker. Payments made under the Registrant’s agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits”. Management fee payments made to the Trading Advisor (through it’s investment in the Company), and fees paid to the Managing Owner are calculated as a fixed percentage of the Registrant’s net asset values. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for futures periods, as net asset values are not known until a future date. Commission payments to the commodity broker (through it’ investment in the Company) are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount of payments that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes 1 and 3 of the Registrant’s 2006 Annual Report.

Results of Operations

The net asset value (“NAV”) per Interest as of December 31, 2006 was $161.46, an increase of 2.57% from the December 31, 2005 NAV per Interest of $157.41, which was an increase of 9.55% from the December 31, 2004 NAV per Interest of $143.69, which was an increase of 3.18% from the December 31, 2003 NAV per Interest of $139.26. The CISDM CPO Asset Weighted Index (formerly known as the Zurich Fund/Pool Qualified Universe Index) returned 8.30%, 5.97% and 3.22% for the years ended December 31, 2006, 2005 and 2004, respectively. The CISDM CPO Asset Weighted Index is the dollar weighted, total return of all commodity pools tracked by Managed Account Reports, LLC. Past performance is not necessary indicative of future results.

The Registrant’s trading gains before commissions and related fees for the years ended December 31, 2006, 2005 and 2004 were approximately $2,011,000, $5,585,000 and $6,897,000, respectively. Due to the nature of the Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a detailed discussion of the trading results for the year ended December 31, 2006 is presented below.

General Economy

The U.S. Federal Reserve (“Fed”) ceased raising rates in the fourth quarter. The perception remains that although the economy is slowing, there is no danger of a recession and that a soft landing is the most likely scenario. Range trading may be the dominant pattern for the next few months as prices react to the economic data. The yield on the benchmark U.S. 10-Year note finished November at an 11-month low. A weaker U.S. dollar failed to dampen enthusiasm for U.S. Treasuries. The latest data available shows capital flows to the U.S. rose in October.

On the employment front, job growth accelerated in December as non-farm payrolls rose while the unemployment rate held steady at 4.5%. This is down from 4.9% at the start of 2006. Of some concern was a 0.5% jump in average hourly earnings, taking them up 4.2% over the past 12 months. Overall, the employment picture persists as healthy but the construction, manufacturing and retail sectors all lost jobs in December.

Regarding U.S. inflation, the November Consumer Price Index (“CPI”) was unchanged and the Core CPI, which factors out the more volatile food and energy prices, was also flat. This is the lowest reading for the core rate since November 2005. There were clearly no inflation worries in this data. The Producer Price Index (“PPI”) was not as controlled, climbing 2.0%, the most since 1974. The surge was caused by a jump in energy, car and truck prices.

Housing has been a major economic concern in 2006. November Housing Starts rose following a big drop in October. November Housing Permits, however, fell slightly. Over the past 11 months, Housing Starts were 12.5% below 2005 levels while Housing Permits were off 14.1%. Homebuilders’ confidence, as indicated by the NAHB/Wells Fargo Index fell in December.

The overall consumer confidence picture remained mixed with the high end and electronics sectors doing well. November Retail Sales rose 1.0%. The unusually warm weather hurt clothing sales in department stores. Third quarter Gross Domestic Product, a measure of economic growth, was revised downwards to the lowest level since the fourth quarter of 2005. Home building remains the main drag on growth.

While the Fed was on hold with respect to interest rate policy, the European Central Bank (“ECB”), the Bank of England (“BOE”) and the Peoples Bank of China (“PBC”) all raised interest rates. British housing prices and CPI growth continue to be high. Germany continues to exhibit growth, and leads the increasingly strong Eurozone. The Bank of Japan (“BOJ”) remained cautious, with no additional rate hikes following the July increase to 0.25%. The economy appears mixed, with consumer spending still less than the economy requires. The Bank of Canada, Reserve Bank of Australia and New Zealand central bank all remained on hold in December.

Currencies

The euro strengthened versus the U.S. dollar in 2006, reversing the pattern from 2005. The euro also strengthened against the Japanese yen, achieving record levels in December. Germany, the engine of Eurozone growth, has been the strongest European economy this year. Interest rate differential factors supported the euro through much of the fourth quarter of 2006. Of great significance, central banks around the globe have initiated a policy of diversification out of the U.S. dollar and into the euro, the British pound, and to a lesser extent, the Japanese yen.

The British pound ended the year slightly off its high, after rising approximately 14% versus the U.S. dollar. British housing prices have been surging and the CPI came in above the BOE’s target.

The Japanese yen fell against the U.S. dollar, euro and British pound during the fourth quarter of 2006. Japan exited its deflationary era in 2006, although the fourth quarter saw less than robust growth on the consumer side. Other Asian currencies were better performers, with the Korean won having a particularly solid December and fourth quarter.

The Peoples Bank of China continues to tighten the reins on the economy. Most recently, the PBC increased the reserve requirement ratio for banks and raised the base interest rate 50 points to 6.72%. The yuan has shown an accumulative appreciation of about 3.7% since the July 2005 revaluation.

Energies

Crude oil was strong during the first half of the year and weakened during the second half, with the exception of a brief respite during November. Crude ended December around $60 per barrel, which contrasts to its mid-July peak of nearly $78 per barrel. Record warm weather in key consuming regions in the U.S. put pressure on the market during the fourth quarter, as did a generally benign geopolitical scene and poor member compliance with OPEC’s announced production cuts.

The unusually warm weather kept heating oil under pressure during December. Heating oil will be dependent on a general recovery in commodity prices and a sudden weather shift in coming weeks. Department of Energy gasoline inventories are 0.5% below last season. The driving season was extended by the warm weather conditions.

Natural gas fell during the fourth quarter with the weather weighing heavily on investor sentiment. Inventories are still burdensome and demand is slowing rather than rising during the normally strong seasonal demand time frame. What remains to be seen is whether the markets have discounted the majority of these bearish fundamentals.

Grains

While December’s performance was mixed, corn trended upwards for the fourth quarter as a whole. The last week of the month, quarter, and year saw the posting of a multi-year high, with the final price for 2006 settling at the highest weekly close on the charts since the drought-driven summer rally in July of 1996. The main drivers behind the re-awakening of corn prices were threefold: 1) an increase in overseas demand due to improving global economic conditions; 2) the expansion of the production of ethanol; and 3) the ongoing increase in hedge fund and money managers’ investing in alternative non-correlated asset classes. For the quarter as a whole, despite a large trading range, the wheat market put in somewhat disappointing, albeit upward trending performance. The uncertainty caused by ongoing drought conditions in Australia, the relatively high price for wheat and tight global stocks had an effect on supply and demand. The trend for soybean prices was higher for the fourth quarter of 2006. Export demand for soybeans, soybean oil and soybean meal all appear to be increasing. As corn production is increasingly diverted to the production of ethanol, substitute feedstuffs, with soybeans as the closest surrogate, may also feel the upward pull of prices. As the global supply of foreign cotton sold out late in the year, prices began to move higher from mid-November through the end of the year. The lethargy that characterized most of 2006 was a product of a massive carryover of last year’s crop, along with last summer’s unfortunate elimination of a marketing program which left U.S. cotton uncompetitively priced.

Indices

U.S. equities recorded their best gains in three years during the fourth quarter of 2006. The weakness in real estate that may have caused a shift into equities, large levels of global liquidity, a drop in oil prices, a quiet geopolitical atmosphere, solid earnings and a brisk mergers and acquisitions calendar all added to the positive performance. A shift out of commodities also aided the tone of global equities. Blue chips, financials, oil and big caps did well, and at the end of the quarter technology names took a leading role.

It was also a very good December, fourth quarter and year for the European equity markets. Markets in Germany, the U.K. and France all ended higher for the fourth quarter. Heavy merger and acquisition activity was a major feature in Europe, along with a solid run of earnings and significant fund inflows. The strong U.S. market was also a psychological plus. The prospect of further rate hikes from the ECB, and to a lesser extent the BOE, failed to diminish enthusiasm.

Asian/Pacific Rim equities also recorded solid 2006 gains, despite volatile trading. Record highs were achieved in Singapore, Australia and New Zealand during the final session of the year as well as for China’s Shanghai Composite. A growing Japanese economy served to buoy enthusiasm and a modest 0.25% base interest rate was supportive. Thailand's SET Index had a very volatile month after the central bank attempted to impose controls on capital for foreign investors in the stock market, but that was quickly reversed when the SET tumbled 15%, and prices subsequently recovered. However, Thailand has seen continuing political unrest.

Interest Rates

As expected, the Fed remained on hold at its December 12 meeting. The minutes of the most recent Federal Open Market Committee (“FOMC”) meeting were virtually the same as the November meeting, indicating that the FOMC unanimously agreed that inflation persists as the primary concern to the economy. However, at the same time they stated the economy might have been a bit softer than previously thought.

In the international arena, the ECB increased rates 25 basis points in December and the BOE raised rates 25 basis points in November. The BOJ made just one move to 0.25% in 2006. Japanese consumer data has been a bit sluggish; something the BOJ will keep in focus. The Peoples Bank of China is currently engaged in a tightening process, and is actively draining liquidity by increasing reserve requirements.

Metals

A weak U.S. dollar helped support gold for most of the quarter but during late December the dollar showed signs of a consolidation rally and gold fell. Plunging energy prices had a negative impact on gold prices as well. Silver traded at its best levels in more than six months during the quarter, but ended the year off its highs. For the year, silver significantly outperformed gold. Speculative participation was heavy throughout the quarter, setting the stage for high volatility. A steady increase in inventories weighed on copper prices in the fourth quarter. A lessening of labor concerns, particularly in Chile and Canada, and the fact that China’s buying pace slowed in 2006 added to the negative tone. Zinc supplies remained tight and strong demand continued. Aluminum prices held up well in the fourth quarter in the face of a general commodity weakness. Nickel was one of the strongest performers in the metals group due to tight supply and a strong pattern of stainless steel demand.

Softs

Forecasts for a significant global supply surplus of sugar weighed on sentiment, causing prices to decline 29% on the year. This made sugar the weakest agricultural commodity in the Dow Jones/AIG Index. Coffee prices remained relatively flat for 2006 and overall global coffee demand was solid. Scaled back cocoa crop prospects for the Ivory Coast, the world’s largest producer, added to the commodity’s recent bullish tone. The political situation in the Ivory Coast continues fairly quiet but civil unrest remains a potential factor. The cattle market traded sideways for most of the fourth quarter until severe weather conditions reduced cattle supply and caused prices to rise in the second half of December. Hog supply was ample during the quarter as the US entered a seasonally slow demand period. On the bright side, the most recent USDA estimate is that US pork exports will rise in 2007 to follow the 2006 increase.

Currencies: (+) The currency sector was up for the year, with a majority of the gains from long and short positions in the euro and New Zealand dollar, and long positions in the Australian dollar.

Energies: (-) The energy sector was down in 2006, with a majority of the losses coming from long positions in crude, and long and short positions in gasoil.

Indices: (+) The sector was positive for the year, on gains from long positions in the DAX and S&P 500 indices.

Interest Rates: (+) The sector was positive for the year, with a majority of the gains from short positions in Eurodollars and Euribor, and long and short positions in the U.S. Treasury Note.

Metals: (+) The sector was up for the year, with long positions in copper and zinc contributing to the gains.

Interest Income is earned on the average daily equity maintained in its accounts with its clearing broker at competitive interest rates, therefore, varies weekly according to interest rates, trading performance, and redemptions. Interest income increased by approximately $421,000 during 2006 as compared to 2005, increased by approximately $608,000 during 2005 as compared to 2004, and increased by approximately $169,000 during 2004 as compared to 2003. The increase in interest income during the years ending 2006, 2005 and 2004 was primarily due to increased short-term interest rates, which more than offset the reduced average net asset levels, which were primarily the result of redemptions during these time periods.

Commissions are calculated on the Registrant’s net asset value at the end of each week and therefore, vary according to weekly trading performance, and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased by approximately $400,000 in 2006 as compared to 2005, decreased by approximately $373,000 during 2005 as compared to 2004, and increased by approximately $287,000 during 2004 as compared to 2003. The decrease in commissions for the years ended 2006 and 2005 was due to reduced average net asset levels discussed above. Commissions increased by approximately $287,000 in the year ended 2004 as compared to 2003, due to increased trading volume despite lower average net assets during the year.

Through the Registrant investment in the Company, the Trading Advisor makes all the trading decisions. Management fees are calculated on the Registrant’s net asset value in the Company at the end of each week, and therefore, are affected by weekly trading performance, and redemptions by the Registrant in the Company. Management fees decreased by approximately $104,000 during 2006 as compared to 2005, decreased by approximately $142,000 during 2005 as compared to 2004, and increased by approximately $78,000 in 2004 as compared to 2003. The decrease in Management fees during the years ending 2006 and 2005 was due to reduced average net asset levels discussed above. The increase in Management fees during 2004 as compared to 2003 was due to a higher average asset base starting in 2004 as compared to 2003.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor for the Registrant’s investment in the Company as defined in the Advisory Agreement amongst the Company, the Registrant, the Managing Owner and the Trading Advisor of the Company. Incentive fees incurred during the years ended December 31, 2006, 2005 and 2004 were approximately $0, $2,000 and $1,870,000, respectively.

General and administrative expenses for the years ended December 31, 2006, 2005 and 2004 were approximately $258,000, $146,000 and $285,000, respectively. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners. To the extent that general and administrative expenses exceed 1.5% of the Registrant’s net asset value during such year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. During 2006 estimated expenses exceeded the 1.5% threshold and the Managing Owner has agreed to pay $10,220 for expenses exceeded the 1.5% limit. For the years ending 2005 and 2004, the 1.5% threshold was not exceeded.

Inflation

Inflation has had no material impact on operations or on the financial condition of the Registrant from inception through December 31, 2006.

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

“Value at Risk” is a measure of the maximum amount which the Registrant could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Registrant’s speculative trading and the recurrence in the markets traded by the Registrant of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Registrant’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantification included in this section should not be considered to constitute any assurance or representation that the Registrant’s losses in any market sector will be limited to Value at Risk or by the Registrant’s attempts to manage its market risk.

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

Exchange maintenance margin requirements have been used by the Registrant as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

In the case of market sensitive instruments that are not exchange-traded (almost exclusively currencies in the case of the Registrant), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector at December 31, 2006 and 2005. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At December 31, 2006 and 2005, the Registrant had total capitalization of approximately $30.5 and $36.8 million, respectively.

	December 31, 2006		December 31, 2005
Market Sector	Value Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$515,867	1.69%	$1,417,042	3.85%
Currencies	584,196	1.92%	1,543,091	4.20%
Commodities	183,709	0.60%	737,775	2.01%
Stock indices	652,458	2.14%	1,123,112	3.05%

Total	$1,936,230	6.35%	$4,821,020	13.11%

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

The primary trading risk exposures of the Registrant at December 31, 2006 by market sector were:

Interest Rates: Interest rate movements directly affect the price of sovereign bond positions held by the Registrant and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Registrant’s profitability. The Registrant’s primary interest rate exposure is to interest rate fluctuations in the U.S. and other G-7 countries (including countries participating in the euro). The Managing Owner anticipates that G-7 interest rates will remain a primary market exposure of the Registrant in the foreseeable future. At December 31, 2006, the Registrant had significant exposure to longer-term rates from positions in German Bunds, U.S. Treasuries, British Gilts and Japanese Government Bonds. It also had significant exposure to medium-term rates from positions in the German Bobl and Schatz, and the U.S. 5-year Treasury Note. The Registrant’s exposure to short-terms rates was primary from positions in the Eurodollar and Euribor.

Currencies: The Registrant’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Registrant’s major exposure has typically resulted from positions in the euro and in local currencies of G-10 countries. These include outright, as well as, cross-rate positions – i.e., positions between two currencies other than the U.S. dollar. At December 31, 2006, the Registrant had significant exposure from positions in several G-10 currencies including the Swiss franc, the Japanese yen, the euro, the New Zealand dollar, the Australian dollar, the British pound and the Canadian dollar. The Registrant also had some exposure at December 31, 2006 to the Mexican peso. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Registrant in expressing value at risk in a functional currency other than U.S. dollars.

Commodities: The Registrant’s primary commodities exposure is generally in the energy markets and results from gas and oil price movements, usually from global political, and supply and demand developments. The Registrant’s major energy exposure at year-end resulted from positions in crude oil, heating oil and gasoil. In the metals sector, the Registrant’s risk exposure is a result of price movements due to perceptions of global growth and economic strength. The Registrant’s major metals exposure at year-end resulted from positions in zinc and gold.

Stock Indices: The Registrant’s primary equity exposure was due to equity price risk in the DAX Index, the Dow Jones STOXX 50 Index, the Nikkei Index, the S&P 500 Index, The FTSE 100 Index and the CAC 40 Index. The Registrant’s stock exposure is currently limited to futures on broadly based indices.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner and the Trading Advisor, severally, attempt to manage the risk of the Registrant’s open positions is essentially the same in all market categories traded.

The Trading Advisor attempts to minimize market risk exposure by applying its own risk management trading policies that include the diversification of trading assets into various market sectors. Additionally, the Trading Advisor has an oversight committee broadly responsible for evaluating and overseeing the Trading Advisor’s trading policies. The oversight committee meets periodically to discuss and analyze issues such as liquidity, position size, capacity, performance cycles, and new product and market strategies.

The Managing Owner attempts to minimize market risk exposure by requiring the Trading Advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner shall automatically terminate the Trading Advisor if the net asset value of the Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if the Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisor as it, in good faith, deems to be in the best interest of the Registrant.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At December 31, 2006, the Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Japanese yen, Australian dollars and Canadian dollar. As discussed above, these balances, as well as any risk they represent, are immaterial.

Item 8. Financial Statements and Supplementary Data

The financial statements are incorporated by reference to the Registrant’s 2006 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005 are summarized below:

	For the period from January 1, 2006 to March 31, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from July 1, | 2006 to September 29, 2006	For the period from September 30, 2006 to December 31, 2006
Total revenues (including interest)	$2,268,120	$(1,484,184)	$(586,379)	$3,416,293

Total revenues (including interest) less commissions and other transaction fees	$1,703,741	$(2,017,487)	$(1,061,228)	$2,944,596

Net income (loss)	$1,471,932	$(2,257,173)	$(1,267,960)	$2,728,221

Net income (loss) per weighted average Interest	$6.50	$(10.49)	$(6.28)	$14.20

	For the period from January 1, 2005 to March 25, 2005	For the period from March 26, 2005 to June 24, 2005	For the period from June 25, 2005 to September 30, 2005	For the period from October 1, 2005 to December 31, 2005
Total revenues (including interest)	$(1,327,789)	$5,893,769	$107,843	$2,092,925

Total revenues (including interest) less commissions	$(1,894,283)	$5,305,058	$(552,069)	$1,464,280

Net income (loss)	$(2,173,903)	$5,114,469	$(749,106)	$1,233,138

Net income (loss) per weighted average Interest	$(8.13)	$19.77	$(2.95)	$5.13

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Trust has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration concluded that the Registrant’s disclosure controls and procedures are effective.

In designing and evaluating the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), the Managing Owner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and the Managing Owner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

Item 9B. Other Information

None

Item 10. Directors, Executive Officers and Corporate Governance

The Registrant had no directors or executive officers. The Registrant is managed by the Managing Owner.

The directors and executive officers of the Managing Owner are as follows:

Mr. Kenneth A. Shewer (born 1953), Co-Chief Executive Officer of the Managing Owner, has been a principal, associated person and NFA associate member of the Managing Owner since February 8, 1984, May 1,1985 and August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. (“Pasternak, Baum”), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. Mr. Shewer's responsibilities at Pasternak, Baum included merchandising South American grain and exporting United States corn and soybeans. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer has traveled extensively in South America and Europe in connection with the commodity business and has organized and effected grain and oilseed sales in those regions, the former Soviet Union, and the Far East. While at Pasternak, Baum, Mr. Shewer was a member of the St. Louis Merchants Exchange and was associated with the National Grain and Feed Association and the North American Export Grain Association.

Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975. Mr. Shewer sits on the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also a member of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization affiliated with the University of Miami School of Medicine. Mr. Shewer is a founding member and a member of the Board of the Greenwich Roundtable.

Mr. Marc S. Goodman (born 1948), Co-Chief Executive Officer of the Managing Owner, has been a principal, associated person and NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 and August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds, and for selecting trading personnel in the Vegetable Oil Division. Mr. Goodman also created and developed Pasternak, Baum's Lauric Oils Department. Mr. Goodman has conducted extensive business in South America, Europe and the Far East; he has been a merchandiser of all major vegetable oils and their by-products, and of various other commodities such as sunflower seeds, frozen poultry, pulses and potatoes.

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

Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also Chairman of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization that is the principle source of funding for the Diabetes Research Institute, a world renowned cure based research center affiliated with the University of Miami School of Medicine.

Mr. Goodman is a founding member and member of the Board of the Greenwich Roundtable.

Messrs. Shewer and Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. (now known as Preferred Investment Solutions Corp., the Managing Owner) and they have occupied their present positions with the Managing Owner since that time.

Ms. Esther Eckerling Goodman (born 1952), Senior Executive Vice President and Chief Operating Officer of the Managing Owner, has been a principal, associated person and NFA associate member of the Managing Owner since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She joined the Managing Owner in July 1986 and is its Chief Operating Officer and Senior Executive Vice President. Ms. Goodman has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades & Company, Inc. where she was responsible for developing and managing a managed futures program that, in 1979, became the trading system for Westchester Commodity Management, an independent commodity-trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). Ms. Goodman graduated from Stanford University with a B.A. degree in psychology in 1974.

Ms. Goodman is married to Mr. Marc Goodman.

Mr. Braxton Glasgow III (born 1953) has been a principal, associated person, branch manager and NFA associate member of the Managing Owner since June 21, 2001, June 21, 2001, July 13, 2004 and June 8, 2001, respectively. Mr. Glasgow has been an Executive Vice President of the Managing Owner since joining the Managing Owner in May 2001. Mr. Glasgow is responsible for business development. Previously, he served as Executive Vice President, Director of Client Services and a Principal at Chesapeake Capital Corp., a commodities trading firm, and as Senior Managing Director at Signet Investment Banking Co. Mr. Glasgow began his career at PricewaterhouseCoopers, where he specialized in mergers and acquisitions and private equity, including extensive work in Europe and the Far East. Mr. Glasgow received a B.S. in Accounting from the University of North Carolina at Chapel Hill and is a Certified Public Accountant. From 1994 to 1995, he was President of the Jay Group Ltd. Mr. Glasgow received a B.S. degree in accounting from the University of North Carolina in 1975.

Ms. Maureen D. Howley (born 1967) has been a principal of the Managing Owner since August 11, 2003. She has been a Senior Vice President and Chief Financial Officer of the Managing Owner since joining the Managing Owner in July 2003. She is responsible for corporate finance. From July 2001 until July 2003, Ms. Howley was an Associate at Andor Capital Management, LLC, an equity hedge fund company. At Andor, she was responsible for managing the corporate accounting functions. Previously, she was the Controller at John W. Henry & Company, Inc., a commodity-trading advisor (“JWH”), where she held positions of increasing responsibility from September 1996 to July 2001. She began her career at Deloitte & Touche where she specialized in the financial services industry. She held many positions of increasing responsibility for seven years, and left as an Audit Senior Manager in September 1996 to join JWH. Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

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

Mr. David K. Spohr (born 1963), Senior Vice President and Director of Fund Administration of the Managing Owner, joined the Managing Owner in 2005. He is responsible for the development and execution of the administration group support responsibilities and, as Director of Fund Administration, functions as the Principal Financial/Accounting Officer of Registrant. From 2002 to 2005, Mr. Spohr was a Vice President at Safra Group, where he was responsible for the Alternative Investment operations, tax reporting and pricing valuation. From 2000 to 2002, he was a consultant to The Safra Group. From 1994-1999, he was Manager of Investment Services for the Bank of Bermuda, supporting private client transactions. From 1993 to 1994, he was the Manager of Global Operations for Highbridge Capital Corporation during the fund's infancy. Mr. Spohr received a B.S. in Business Economics from The State University of New York College at Oneonta in 1985 and designation as a Chartered Financial Analyst in 1998.

Ms. Joanne D. Rosenthal (born 1965) has been a principal, associated person and NFA associate member of the Managing Owner since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. Ms. Rosenthal is Senior Vice President and Director of Portfolio Management and Implementation for the Managing Owner. Prior to joining the Managing Owner in October 1999, Ms. Rosenthal spent nine years at The Chase Manhattan Bank, in various positions of increasing responsibility. From July 1991 through April 1994, she managed the Trade Execution Desk and from May 1994 through September 1999, she was a Vice President and Senior Portfolio Manager of Chase Alternative Asset Management, Inc. Ms. Rosenthal received a Masters of Business Administration with a concentration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

Mr. Peter J. Fell (born 1960), Senior Vice President and Director of Due Diligence since joining the Managing Owner in September 2004. He is responsible for manager selection and due diligence. Mr. Fell is a member of the Investment Committee. From 2000 through August 2004, Mr. Fell was a founding partner and Investment Director of Starview Capital Management. Prior to co-founding Starview Capital Management, Mr. Fell was Vice President of Research and Product Development at Merrill Lynch Investment Partners Inc (MLIP). He was responsible for the investment evaluation and recommendation process pertaining to MLIP funds and sat on MLIP’s Investment Committee. Prior to joining MLIP, Mr. Fell had been with Deutsche Bank Financial Products Corporation for six years starting in 1989, where he was Vice President in the over-the-counter fixed income derivatives area. From 1985 to 1989, he was employed by Manufacturers Hanover Trust Company, ultimately holding the position of Assistant Vice President in the Swaps and Futures Group. Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

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

Ms. Jennifer S. Moros (born 1970) has been a Senior Vice President, Marketing and Investor Relations of the Managing Owner since joining the Managing Owner in January 2007. From October 2006 until December 2006, she worked at The Bank of New York. Previously, she was the Chief Operating Officer and Director of Marketing of Coronat Capital Management, LLC, a small start-up hedge fund, from November 2004 until September 2005. Previously, she was Vice President and Product Manager at Credit Suisse in their Alternative Capital Division from February 2000 until November 2004, responsible for marketing, new product development and reporting for their fund of hedge funds business. From June 1998 to January 2000, she was a Senior Associate in the Marketing and Business Development areas at Zweig-DiMenna, a large long/short equity hedge fund. Prior to this, she was employed at Symphony Alternative Investments, an alternatives pension consulting firm, from July 1997 to June 1998, where she was responsible for quantitative and qualitative assessments and recommendations of alternative investments including hedge funds, private equity and venture capital for large institutional clients. From November 1993 until July 1995, Ms. Moros was a Financial Analyst at Bankers Trust and a Business Applications Analyst at National Westminster Bancorp from August 1992 until November 1993. Ms. Moros received an M.B.A in Finance from The Sloan School at the Massachusetts Institute of Technology in 1997 and a B.S. in Economics from The Wharton School of the University of Pennsylvania in 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Owner’s directors and officers and any persons holding more than ten percent of the Registrant’s Limited Interests (“Ten Percent Owners”) are required to report their initial ownership of Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the “SEC”) on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. There are no Ten Percent Owners of the Registrant’s Limited Interests. All filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner’s directors and officers and the Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

Audit Committee Financial Expert

The Registrant itself does not have any employees. Preferred serves as Managing Owner of the Registrant. The Board of Directors of Preferred has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. David K. Spohr is Preferred’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for the Registrant. Mr. Spohr is not a member of Preferred’s Board of Directors and he is not independent of management.

Code of Ethics

Preferred has adopted a Code of Ethics for its Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), accounting managers and persons performing similar functions. A copy of the Code of Ethics is attached as an exhibit hereto.

Item 11. Executive Compensation

The Registrant does not pay or accrue any fees, salaries or any other form of compensation for officers of the Managing Owner for their services. (See also “Item 13, Certain Relationships and Related Transactions, and Director Independence “ for information regarding compensation to the Managing Owner.)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 1, 2007, Preferred maintains a 1% Managing Owner Interest in the Registrant. As of February 1, 2007, all of Preferred’s stock is owned indirectly and equally by Messrs. Goodman and Shewer, Preferred’s sole directors.

As of February 1, 2007, the following officers of the Managing Owner are deemed to own beneficially the following number of General Interests issued by the Registrant:

Title of Class	Name and Addresses of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Interests	Marc S. Goodman 900 King Street, Suite 100 Rye Brook, New York 10573	1,883 General Interests (*)	100%

General Interests	Kenneth A. Shewer 900 King Street, Suite 100 Rye Brook, New York 10573	1,883 General Interests (*)	100%

General Interests	Esther E. Goodman 900 King Street, Suite 100 Rye Brook, New York 10573	1,883 General Interests (**)	100%

(*)	These Interests are held indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of his pecuniary interest therein.
(**)	These Interests are held by the Beneficial Owner’s spouse indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of her pecuniary interest therein.

As of February 1, 2007, one owners of Limited Interests beneficially owned more than five percent (5%) of the Limited Interests issued by the Registrant:

Name and Addresses of Title of Class	Amount and Nature of Beneficial Owner	Percent of Beneficial Ownership	Class
Limited Interests	DMK Investments L.P. c/o Kelly Baron 9925 Haynes Bridge Road Alpharetta, GA 30022	10,465.572 Limited Interests	5.55%

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

Reference is made to Notes 1, 3 and 4 to the financial statements in the Registrant’s 2006 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

Director Independence

David K. Spohr is Preferred’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for Registrant. Mr. Spohr is not a member of Preferred’s Board of Directors and he is not independent of management.

Item 14. Principal Accounting Fees and Services

Audit Fees and All Other Fees

The independent registered public accounting firm for the years ended December 31, 2006 and 2005 was Deloitte & Touche LLP (“D&T”).

(a) Audit Fees

Fees for audit services totaled approximately $53,500 and $56,000 ($45,000 to Deloitte & Touche LLP and $11,000 to Arthur F. Bell, Jr. & Associates, L.L.C.) for 2006 and 2005, respectively, including fees associated with the annual audit and the reviews of the Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees.

The fees billed to Registrant by Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of Registrant’s financial statements and are not reported under "Audit Fees" totaled $0 for the year ended December 31, 2006 and approximately $0 for the year ended December 31, 2005.

(c) Tax Fees.

Fees for tax services by Arthur F. Bell, Jr. & Associates, L.L.C, including tax compliance and tax advice totaled approximately $7,000 and $7,000 in 2006 and 2005, respectively.

(d) All Other Fees.

The other fees billed to Registrant by D&T for the last fiscal year for products and services other than the services reported above totaled $0 for the year ended December 31, 2006 and approximately $0 for the year ended December 31, 2005.

We have been advised by Deloitte & Touche LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

PART IV

Page in Annual Report
Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting

Firm – incorporated by reference to the Registrant’s 2006 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	3

		Report of Independent Registered Public Accounting Firm – Arthur F. Bell, Jr. & Associates, L.L.C.	4

Financial Statements:

		Statements of Financial Condition – December 31, 2006 and 2005	5

		Statements of Operations – Three years ended December 31, 2006	7

		Statements of Changes in Trust Capital – Three years ended December 31, 2006	8

		Notes to Financial Statements	9 – 14

	2.	Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

	3.	Exhibits

	(a)	Description:

	4.1	Third Amended and Restated Declaration of Trust Agreement of World Monitor Trust II dated as of October 1, 2004 (incorporated by reference)

	4.2	Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, File No. 333-83017, filed on April 2, 2002)

	4.3	Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, File No. 333-83017, filed on April 2, 2002)

	4.4	Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, File No. 333-83017, filed on April 2, 2002)

	4.5	Form of the Privacy Notices for the Managing Owner.

	10.1	Form of Escrow Agreement among the Trust, Prudential Securities Futures Management Inc., Chase Manhattan Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, File No. 333-83017, filed on September 17, 1999)

	10.2	Form of Brokerage Agreement between the Trust and PSI (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-1, File No. 333-83017, filed on of September 17, 1999)

	10.3	Form of Advisory Agreement among the Registrant, Managing Owner, and the Trading Advisor (incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, File No. 333-83017, filed on of July 16, 1999)

	10.4	Form of Representation Agreement Concerning the Registration Statement and the Prospectus among the Registrant, Managing Owner, PSI, Wilmington Trust Company and the Trading Advisor, (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statements on Form S-1, File No. 333-83017, filed on of September 17, 1999)

	10.5	Form of Net Worth Agreement between the Managing Owner and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form S-1, File No. 333-83017, filed on of September 17, 1999)

	10.6	Service Agreement among the Registrant, Prudential Securities Futures Management Inc. and Wachovia Securities, LLC dated as of July 1, 2003 (incorporated by reference to Exhibit 10.6 of Registrant’s 2003 Annual Report on Form 10-K)

	10.7	Novation letter among the Trust, Trading Advisor and Managing Owner dated September 14, 2004 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.8	Letter Agreement Amending and Restating Brokerage Agreement between the Managing Owner and Prudential Financial Derivatives, LLC dated October 1, 2004 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.9	Advisory Agreement among the Managing Owner, WMT Campbell Pool, L.L.C. and Campbell & Company, Inc. dated November 3, 2004 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.10	WMT Campbell Pool, L.L.C. Organization Agreement dated November 3, 2004 (filed herewith)

10.11	Administrative Service Agreement between WMT Campbell Pool, L.L.C. and Preferred Investment Solutions Corp. dated November 3, 2004 (filed herewith)

10.12	Amendment No. 1 to WMT Campbell Pool, L.L.C. Organization Agreement dated August 25, 2006 (filed herewith)

13.1	Registrant’s 2006 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s 2006 Annual Report is to be deemed filed as part of this report) (filed herewith)

14.1	Preferred Investment Solutions Corp. Code Of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of October 10, 2006.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2007.

WORLD MONITOR TRUST II – SERIES F

By:	Preferred Investment Solutions Corp. Managing Owner

By:	/s/ David K. Spohr	Date: March 30, 2007
David K. Spohr Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 30, 2007.

WORLD MONITOR TRUST II – SERIES F

By:	Preferred Investment Solutions Corp. Managing Owner

By:	/s/ Kenneth A. Shewer	Date: March 30, 2007
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date: March 30, 2007
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)

OTHER INFORMATION

The actual round-turn equivalent of brokerage commissions paid per contract for the year ended December 31, 2006 was $3.74.

The Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission is available to limited owners without charge upon written request to:

World Monitor Trust II – Series F

c/o Preferred Investment Solutions Corp

900 King Street, Suite 100

Rye Brook, NY 10573