Form 10-Q
period 2007-03-30
WORLD MONITOR TRUST II SERIES F
filed 2007-05-14
CIK 1090702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 30, 2007

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

(914) 307-7000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

WORLD MONITOR TRUST II – SERIES F

INDEX TO QUARTERLY REPORT ON FORM 10Q

MARCH 30, 2007

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES F

FINANCIAL STATEMENTS

March 30, 2007

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF FINANCIAL CONDITION

March 30, 2007 (Unaudited) and December 31, 2006

	March 30, 2007	December 31, 2006
ASSETS
Cash in commodity trading accounts	$223,952	$227,349
Investment in WMT Campbell Pool L.L.C. (99.92% and 99.86% of net asset value, respectively)	27,759,877	30,437,482
Redemption receivable from WMT Campbell Pool L.L.C.	102,801	77,559
Accounts receivable	10,221	10,220

Total assets	$28,096,851	$30,752,610

LIABILITIES
Accrued expenses	$83,925	$51,258
Commissions payable	160,922	179,987
Redemption payable	70,703	42,389

Total liabilities	315,550	273,634

TRUST CAPITAL
Limited interests (183,351.176 and 186,888.821 interests outstanding) at March 30, 2007 and December 31, 2006, respectively	27,500,375	30,174,948
Managing Owner interests (1,873 and 1,883 interests outstanding) at March 30, 2007 and December 31, 2006, respectively	280,926	304,028

Total trust capital	27,781,301	30,478,976

Total liabilities and trust capital	$28,096,851	$30,752,610

Net Asset Value per Limited and Managing Owner Interest

March 30, 2007	December 31, 2006
$149.99	$161.46

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF OPERATIONS

For the Period January 1, 2007 to March 30, 2007 and

For the Period January 1, 2006 to March 31, 2006

(Unaudited)

	For the Period January 1, 2007 to March 30, 2007	For the Period January 1, 2006 to March 31, 2006
NET (LOSS) FROM TRUST OPERATIONS:
REVENUES
Realized	$0	$0
Change in unrealized	0	0
Interest income	2,072	3,445

Total revenues	2,072	3,445

EXPENSES
Brokerage commissions	434,316	533,316
General and administrative	43,480	54,893

Total expenses	477,796	588,209

NET (LOSS) FROM TRUST OPERATIONS	(475,724)	(584,764)

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	(402,705)	(658,592)
Change in unrealized	(1,428,732)	2,518,635
Interest income	330,761	404,631

Total revenues	(1,500,676)	2,264,674

EXPENSES
Brokerage commissions and other transaction fees	16,328	31,062
Management fee	144,606	176,916
General and administrative	5,711	0

Total expenses	166,645	207,978

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	(1,667,321)	2,056,696

NET INCOME (LOSS)	$(2,143,045)	$1,471,932

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average limited and Managing Owner interest	$(11.43)	$6.50

Weighted average number of limited and Managing Owner interests outstanding	187,535	226,428

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2007 to March 30, 2007 and

For the Period January 1, 2006 to March 31, 2006

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period December 31, 2006 to March 30, 2007
Trust capital at December 31, 2006	188,771.821	$30,174,948	$304,028	$30,478,976
Net (loss) for the period January 1, 2007 to March 30, 2007		(2,121,402)	(21,643)	(2,143,045)
Additions	3.060	0	500	500
Redemptions	(3,550.705)	(553,171)	(1,959)	(555,130)

Trust capital at March 30, 2007	185,224.176	$27,500,375	$280,926	$27,781,301

For the period December 31, 2005 to March 31, 2006
Trust capital at December 31, 2005	233,497.673	$36,375,919	$379,044	$36,754,963
Net income for the period January 1, 2006 to March 31, 2006		1,455,981	15,951	1,471,932
Redemptions	(12,953.415)	(2,024,788)	(25,261)	(2,050,049)

Trust capital at March 31, 2006	220,544.258	$35,807,112	$369,734	$36,176,846

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition as of March 30, 2007, and the statements of operations and changes in trust capital for the periods January 1, 2007 to March 30, 2007 and January 1, 2006 to March 31, 2006, are unaudited. In the opinion of Preferred Investment Solutions Corp. (“Preferred” or “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series F (“Series F”) as of March 30, 2007 and the results of its operations for the periods January 1, 2007 to March 30, 2007 (“First Quarter 2007”), and January 1, 2006 to March 31, 2006 (“First Quarter 2006”). The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series F’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

Effective December 6, 2004, World Monitor Trust II Series F (“Series F”) contributed its net assets to WMT Campbell Pool L.L.C. (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. The sole members of the Company are Series F and World Monitor Trust II Series D (“Series D”). Preferred is the Managing Owner of the Company and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forwards contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with Series F’s financial statements.

Series F has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Account Standards No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series F recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of Series F has evaluated the impact of adopting FIN 48 on Series F’s financial statements. In Preferred’s opinion, the adoption of FIN 48 has no material impact on Series F, as Series F’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

Note 2. RELATED PARTIES

Series F reimburses the Managing Owner or its affiliates for services they perform for Series F which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series F’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because general and administrative expenses exceeded such limitations at December 31, 2006, a portion of the expenses related to services provided by the Managing Owner for Series F, as of December 31, 2006 were borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the First Quarter 2007 and First Quarter 2006.

The expenses incurred by Series F for services performed by the Managing Owner and its affiliates for Series F were:

	First Quarter 2007	First Quarter 2006
Commissions	$434,316	$533,316
General and administrative	13,362	5,681

	$447,678	$538,997

Expenses payable to the Managing Owner and its affiliates (which are included in Accrued expenses payable and Commissions payable) as of March 30, 2007 and December 31, 2006 were $174,284 and $186,385, respectively.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. RELATED PARTIES (CONTINUED)

All of the proceeds of the offering of Series F were received in the name of Series F and were deposited in trading or cash accounts at Prudential Equity Group Inc. (“PEG”). Prior to January 1, 2004, Series F’s assets were maintained with PEG for margin purposes and PEG credited Series F monthly with 100% of the interest earned on the average net assets in Series F’s account. Effective January 1, 2004, Series F’s assets are maintained with Prudential Financial Derivatives LLC (“PFD”) and PFD credits Series F monthly with 100% of the interest it earns on the average net assets in Series F’s account.

Series F, acting through its investment in the Company, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with its broker. The respective broker engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. (“PBGM”). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. Prior to December 6, 2004, over-the-counter currency transactions were conducted between PFD and Series F pursuant to a line of credit.

Note 3. INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Effective December 6, 2004, Series F invested a substantial portion of its assets in the Company. Series F’s investment in the Company represents approximately 69.61% and 69.69% of the net asset value of the Company at March 30, 2007 and December 31, 2006, respectively. The investment in the Company is subject to the Organization Agreement of the Company. The Company entered into an advisory agreement with Campbell & Company, Inc. (the “Company’s Trading Advisor”) to make the trading decisions for the Company. The Company’s Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Financial, Metal & Energy Large Portfolio. Series F records its proportionate share of each item of income and expense from the investment in the Company in the statement of operations.

Summarized information for Series F investment in the Company is as follows:

	Net Asset Value December 31, 2006	Loss	Redemptions	Net Asset Value March 30, 2007
WMT Campbell Pool L.L.C.	$30,437,482	$(1,667,321)	$(1,010,284)	$27,759,877

Series F may make additional contributions to, or redemptions from, the Company on a weekly basis.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

Series F’s investment in the Company is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by the Company. Series F bears the risk of loss only to the extent of the market value of its investments and, in certain specific circumstances, distributions and redemptions received.

Series F has cash on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits. The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Series F’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series F all assets of Series F relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 30, 2007 and December 31, 2006, such segregated assets totaled $133,662 and $85,612, respectively. Part 30.7 of the CFTC regulations also requires Series F’s futures commission merchant to secure assets of Series F related to foreign futures trading which totaled $0 at March 30, 2007 and December 31, 2006. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST II – SERIES F

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the period January 1, 2007 to March 30, 2007 and for the period January 1, 2006 to March 31, 2006. This information has been derived from information presented in the financial statements.

	First Quarter 2007	First Quarter 2006
Per Interest Performance
(for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$161.46	$157.41

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1), (3)	(9.80)	8.34
Interest income (1), (3)	1.77	1.80
Expenses (1), (3)	(3.44)	(3.52)

Net increase (decrease) for the period	(11.47)	6.62

Net asset value per interest at end of period	$149.99	$164.03

Total Return (4)
Total return before incentive fees	(7.10)%	4.21%
Incentive fees	0.00%	0.00%

Total return after incentive fees	(7.10)%	4.21%

Supplemental Data
Ratios to average net asset value:(3)
Net investment (loss) before incentive fees (2), (5)	(4.20)%	(4.02)%
Incentive fees (4)	0.00%	0.00%

Net investment (loss) after incentive fees	(4.20)%	(4.02)%

Interest income (5)	4.49%	4.23%

Incentive fees (4)	0.00%	0.00%
Other expenses (5)	8.69%	8.25%

Total expenses	8.69%	8.25%

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

SECTION II

WMT CAMPBELL POOL L.L.C.

FINANCIAL STATEMENTS

March 30, 2007

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF FINANCIAL CONDITION

March 30, 2007 (Unaudited) and December 31, 2006

	March 30, 2007	December 31, 2006
ASSETS
Equity in broker trading accounts
Cash in commodity trading accounts	$39,375,260	$41,273,244
Interest receivable	122,477	119,428
Net unrealized gain on open contracts	579,863	2,624,455

Total assets	$40,077,600	$44,017,127

LIABILITIES
Commissions payable	$1,483	$3,589
Management fee payable	76,853	86,212
Redemptions payable	121,407	252,167

Total liabilities	199,743	341,968

MEMBERS’ CAPITAL (Net Asset Value)
Member D	12,117,980	13,237,677
Member F	27,759,877	30,437,482

Total members’ capital (Net Asset Value)	39,877,857	43,675,159

Total liabilities and members’ capital	$40,077,600	$44,017,127

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

March 30, 2007 (Unaudited) and December 31, 2006

	March 30, 2007		December 31, 2006
	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures Contracts
Futures contracts purchased:
Commodities	0.09%	$37,289	(1.14)%	$(499,055)
Interest rates	(0.24)%	(96,158)	(0.11)%	(46,217)
Stock indices	0.59%	234,704	1.17%	509,839

Net unrealized gain (loss) on futures contracts purchased	0.44%	175,835	(0.08)%	(35,433)

Futures contracts sold:
Commodities	(0.18)%	(72,733)	0.10%	45,153
Interest rates	0.58%	232,951	2.67%	1,164,767
Stock indicies	0.00%	(318)	0.00%	0

Net unrealized gain on futures contracts sold	0.40%	159,900	2.77%	1,209,920

Net unrealized gain on futures contracts	0.84%	$335,735	2.69%	$1,174,487

Forward Contracts
Forward contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	2.84%	$1,133,295	(1.64)%	$(717,310)

Net unrealized gain on over the counter contracts purchased	0.01%	2,054	0.00%	$0

Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	(2.23)%	(889,708)	4.96%	2,167,278

Net unrealized loss on over the counter contracts sold	0.00%	(1,513)	0.00%	$0

Net unrealized gain on forward contracts	0.62%	$244,128	3.32%	$1,449,968

Net unrealized gain on futures and forward contracts		$579,863		$2,624,455

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF OPERATIONS

For the Period January 1, 2007 to March 30, 2007 and

For the Period January 1, 2006 to March 31, 2006

(Unaudited)

	For the Period January 1, 2007 to March 30, 2007	For the Period January 1, 2006 to March 31, 2006
REVENUES
Realized	$(577,533)	$(695,096)
Change in unrealized	(2,044,592)	2,661,107
Interest income	474,474	427,479

Total revenues	(2,147,651)	2,393,490

EXPENSES
Commissions	23,415	32,824
Management fee	207,441	186,920
General and administrative	8,192	0

Total expenses	239,048	219,744

NET INCOME (LOSS)	$(2,386,699)	$2,173,746

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2007 to March 30, 2007 and

For the Period January 1, 2006 to March 31, 2006

(Unaudited)

	Members’ Capital
	Member D	Member F	Total
For the period December 31, 2006 to March 30, 2007
Balances at December 31, 2006	$13,237,677	$30,437,482	$43,675,159
Net (loss) for the period January 1, 2007 to March 30, 2007	(719,378)	(1,667,321)	(2,386,699)
Redemptions	(400,319)	(1,010,284)	(1,410,603)

Balances at March 30, 2007	$12,117,980	$27,759,877	$39,877,857

	Members’ Capital
	Member A	Member F	Total
For the period December 31, 2005 to March 31, 2006
Balances at December 31, 2005	$2,160,971	$36,596,444	$38,757,415
Net income for the period January 1, 2006 to March 31, 2006	117,050	2,056,696	2,173,746
Redemptions	(289,899)	(2,663,848)	(2,953,747)

Balances at March 31, 2006	$1,988,122	$35,989,292	$37,977,414

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Company

WMT Campbell Pool L.L.C. (the “Company”) is a limited liability company organized under the laws of Delaware on November 3, 2004 and commenced trading operations on December 6, 2004. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred”) is the Managing Member of the Company. The Company currently consists of two members: World Monitor Trust – Series D (“Member D”) and World Monitor Trust II – Series F (“Member F”) (collectively, the “Members”). World Monitor Trust – Series A (“Member A”) redeemed all of its membership interests in the Company as of August 25, 2006. Preferred is also the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The statement of financial condition, including the condensed schedule of investments, as of March 30, 2007 and the statements of operations and changes in members’ capital (net asset value) for the periods January 1, 2007 to March 30, 2007, and January 1, 2006 to March 31, 2006, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 30, 2007, and the results of operations for the periods January 1, 2007 to March 30, 2007, and January 1, 2006 to March 31, 2006. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Commodity futures and foreign exchange transactions are reflected in the accompanying statement of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Member of the Company has evaluated the impact of adopting FIN 48 on the Company’s financial statements. In Preferred’s opinion, the adoption of FIN 48 has no material impact on the Company, as the Company’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

Cash represents amounts deposited with clearing brokers, a portion of which are restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Company receives interest on all cash balances held by the clearing brokers at prevailing interest rates.

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

Note 3. FEES (CONTINUED)

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

Additionally, the members of the Company pay the Trading Advisor a quarterly incentive fee of 22% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement).

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 30, 2007 and December 31, 2006, such segregated assets totaled $27,798,368 and $29,693,922, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $(23,394) and $(47,030) at March 30, 2007 and December 31, 2006, respectively. There are no segregation requirements for assets related to forward trading.

As of March 30, 2007, all open futures contracts mature within nine months.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the period January 1, 2007 to March 30, 2007 and for the period January 1, 2006 to March 31, 2006. This information has been derived from information presented in the financial statements.

	First Quarter 2007		First Quarter 2006
	Member D	Member F	Member A	Member F
Total return (1)	(5.59)%	(5.63)%	5.80%	5.76%

Total expenses (2)	(2.25)%	(2.25)%	(2.33)%	(2.33)%

Net investment income (2)	2.22%	2.22%	2.20%	2.20%

Total returns and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total returns and ratios may vary from the above returns and ratios based on the timing of redemptions.

(1)	Not annualized and includes realized and unrealized gains (losses) on securities transactions.
(2)	Annualized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10Q (the “Report”) for the quarter ending March 30, 2007 (“First Quarter 2007”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Managing Owner”), the managing owner of World Monitor Trust II – Series F (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Owner to make judgments, estimates and assumptions in connection with the preparation of Registrant’s financial statements. Actual results may differ from the estimates used.

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s unitholders.

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Managing Owner has evaluated the impact of adopting FIN 48 on Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 has no material impact on Registrant, as Registrant’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Registrant is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to Registrant’s financial statements has not been determined.

Liquidity and Capital Resources

Registrant commenced operations on March 1, 2000 with gross proceeds of $5,185,012 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from March 1, 2000 (commencement of operations) to December 31, 2003 resulted in additional gross proceeds to Registrant of $45,240,236. Registrant’s Interests were offered until it substantially achieved its subscription maximum of $50,000,000 Limited Interests in July 2003.

Limited Interests in Registrant may be redeemed on a weekly basis. For First Quarter 2007, subscriptions of Limited Interests and General Interests were $0 and $500, respectively. Subscriptions for Limited Interests and General Interests were $0 for the First Quarters 2006 and 2005. For First Quarter 2007, redemptions of Limited Interests and General Interests were $553,171 and $1,959, respectively. For First Quarter 2006, redemptions of Limited Interests and General Interests were $2,024,788 and $25,261, respectively. For First Quarter 2005, redemptions of Limited Interests and General Interests were $1,052,644 and $0, respectively. Redemptions of Limited Interests and General Interests for the period March 1, 2000 (commencement of operations) to March 30, 2007 were $29,063,700 and $273,620, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Limited Interests may no longer be exchanged for Limited Interests in World Monitor Trust II – Series D (“Series D”) or World Monitor Trust II – Series E (“Series E”), nor may Limited Interests in Series D or Series E be exchanged for Limited Interests in Registrant.

Effective December 6, 2004, Registrant terminated its managed account advised by Bridgewater Associates, Inc. and contributed its net assets to WMT Campbell Pool, L.L.C. (the “Trading Vehicle”), a Delaware limited liability company. Registrant received a voting membership interest in the Trading Vehicle. The Trading Vehicle was formed to function as an aggregate trading vehicle for its members. Registrant and Series D are the sole members of the Trading Vehicle. The Managing Owner is the managing owner of Series D and has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures and forwards contracts. The Trading Vehicle has entered into an advisory agreement (the “Advisory Agreement”) with Campbell & Company, Inc. (the “Trading Advisor”), whereby the Trading Advisor makes the trading decisions for the Trading Vehicle and, in turn, Registrant. All references herein to Registrant’s relationship with the Trading Advisor shall, unless the context states otherwise, refer to Registrant’s relationship with the Trading Advisor through Registrant’s investment in the Trading Vehicle. The financial statements of the Trading Vehicle, including the condensed schedule of investments, are included in Section II of Registrant’s financial statements, and should be read in conjunction with Registrant’s financial statements.

A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker credits the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker during each month at competitive interest rates.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Trading Vehicle (and, in turn, Registrant) from promptly liquidating its commodity futures positions.

Since Registrant’s business is to trade futures and forward contracts (through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 7 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2007 and First Quarter 2006:

First Quarter 2007

The US Federal Reserve (the “Fed”) remained on hold throughout First Quarter 2007 after having moved away from the tightening bias cycle in the fourth quarter of 2006. As the second quarter of 2007 began, the Federal Open Market Committee minutes indicate a growing concern with the potential for an economic slowdown, but at the same time, inflation remains the Fed’s primary focus. Treasury yields were in an almost constant downtrend in the fourth quarter of 2006 and hit an eleven month low last November, but the pattern in First Quarter 2007 was more two sided. Some steepening of the yield curve was noted during First Quarter 2007.

Housing persists as a major focus and potentially the largest threat to the US economy. The February housing report did exhibit something of a bounce in housing as starts rose 9% in February 2007 after falling 14% in January 2007. The more forward-looking housing permits declined for the twelfth time in thirteen months. Housing starts are down more than 26% and housing permits more than 28% from 2006, to put the situation in perspective. In addition, inventories are burdensome and the median home sale price fell over 1% year-on-year. Ongoing concerns in the sub-prime mortgage sector had an impact on the housing sector, but its potential spread into the prime mortgage sector seems to have been contained for the moment.

On the inflation front, the Core Personal Consumption Price Index, one of the Fed’s closely watched measures, rose 0.3% in February 2007, the most since August 2006 and most importantly year-on-year it rose above the Fed’s target. The Consumer Price Index (“CPI”) was up 0.4% and the Core CPI rose 0.2% as food and energy prices climbed. During First Quarter 2007, food is up dramatically within the CPI.

Meanwhile, the Producer Price Index (“PPI”) has also risen, unexpectedly jumping 1.8% in February 2007, with the Core rising 0.4% during that same period.

Fourth quarter 2006 Gross Domestic Product (“GDP”) was revised upwards slightly but economists forecast the first quarter 2007 figures to remain steady. Healthy unemployment data from the fourth quarter of 2006 extended into First Quarter 2007, including an increase in non-farm payrolls and a decline to 4.4% in the unemployment rate. Consumer Confidence numbers were off a bit in the quarter, but remained relatively strong. Retail sales were relatively weak for the quarter, but still above year ago levels. Manufacturing indices were mixed but construction spending held well. As the second quarter begins, the US economy seems to be lagging as indicated in the International Monetary Fund projections while Asia and Europe appear considerably more buoyant.

The Eurozone’s economy seems to have solid momentum, as does the UK, after a strong First Quarter 2007 performance. Not surprisingly, the euro rose to a two-year high. Global imbalances were a focus in the quarter, evidenced particularly by the yen carry trade. The European Central Bank (“ECB”) held rates steady at the April meeting after hiking them 25 basis points in March, and ECB President Trichet sounded hawkish in his latest commentary. The Bank of England increased rates 25 basis points in January to 5.25%. The Swiss National Bank also increased rates 25 basis points to 2.25%. Of note, European and Asian equity markets surged late in the first quarter and featured strong earnings and robust merger and acquisition (“M&A”) activity.

The Bank of Japan continues to pursue a conservative policy as it remained on hold in April after a 0.25% increase in February. The Japanese economy displayed a mixed pattern of economic data that shows the economy generally improving, albeit modestly, with little inflation threat. China continued its expansion, growing over 10% in the quarter despite forecasts from many of a significant slowdown. The People’s Bank of China has been in a tightening mode, but this has not slowed the growth pace. The Bank of Canada was on hold during the quarter. However, there is speculation that the Reserve Bank of Australia could raise rates in May.

Currencies: The US Dollar ended a negative month and quarter on a weak note after the US imposed trade sanctions on paper imports against China, the first time in 23 years that US duty law has been applied to imports from that country. Some describe the move as a potential watershed event in US/People’s Republic of China relations; currency traders viewed the action as important. Throughout February and March, the yen was the currency in focus, with the carry trade drawing the most attention. While the attention was warranted at the time, the “crisis” quieted by the end of March.

The euro closed the quarter with a slight gain from year-end. Mostly strong European Union (“EU”) economic data were noted, including solid numbers for the German economy, considered the region’s “engine of growth.” The German VAT increase has not caused the dire consequences some projected. German unemployment fell to a six-year low, while data from France and Italy has been mostly buoyant. The British pound closed out the quarter modestly higher over the 2006 finish. The Chinese yuan gained against the dollar in the first quarter.

The latest US Trade Report showed the nation’s deficit narrowing in January, the fourth narrowing in five months. Exports hit record levels and imports declined slightly. Capital goods exports achieved record levels but the petroleum deficit widened. The deficit with China widened, while the deficit with the EU was the lowest since January 2004.

Energies: Crude oil futures were mixed during the quarter, but finished up slightly overall. March featured an increased terror premium, mostly related to the Iran/UK naval hostage situation. OPEC production was supportive and the latest Department of Energy (“DOE”) data show crude inventories slightly lower than last year. A series of refinery outages, some expected maintenance and some unanticipated repairs added to the bullish scenario for crude prices. Buoyant product demand and reduced imports also lent support. Gasoline futures finished the quarter up strongly. Despite a recent surge in pump prices, demand remains slightly higher than last year. Lower overall European gasoline production and the various US refinery outages point to continuing tight supplies, supported by strong crude prices.

Heating oil prices ended the quarter more than 11% higher than they were at the start of 2007. The DOE reports that inventories are below last season’s, while demand remains near 2006 levels. The winter temperature overall was slightly above normal but the February cold snap increased demand considerably.

Natural gas prices were quite volatile during the first quarter of the year and ended up over 17% higher than at the start of the year. The weather will play a key role in the coming weeks; El Niño years have historically led to warmer than normal summers, a potentially bullish influence to accompany forecasters’ predictions of an active hurricane season.

Grains: The corn market saw a 23% increase in prices overall for the quarter. However, after a robust start spurred on by bullish USDA Supply/Demand reports in January and February, March brought no new data and the market began to fade. On March 30th, the release of the annual Planting Intentions Report drove prices sharply lower with its estimates of a 15% increase in estimated corn acreage. The soybean market went into a sideways stall during March, in deference to the price-appreciating pattern seen during the first two months of the quarter. The increase in corn acreage came at the expense of many other crops, not the least of which was soybeans, projected by the report to be down 11% in acreage. In addition, the auspices of a threatening hurricane season, combined with this summer’s expected El Niño conditions, has some market participants questioning supply predictions. Wheat prices broke down through the quarter’s supporting price floor during March. Given the ongoing drought conditions in Australia, one of the world’s largest wheat growing and exporting nations, and the expected higher corn prices that will necessitate longer cattle grazing, farmers are reported to be intending to increase plantings by 10%. Cotton prices languished in a range for the entire quarter. Not even a surprising 20% plantings report reduction in cotton acreage could spur the market, given the current supply overhang stemming from the non-recourse Loan Program provisions.

Indices: US equity markets turned in mixed and volatile performance for the quarter as a whole. The Dow Jones Industrial Average ended in negative territory, while the S&P 500 and NASDAQ indices managed meager gains. The UK/Iran political crisis, fears surrounding the Japanese yen carry trade, imposition of trade sanctions on China and sub-prime mortgage market concerns were all major issues affecting the markets. Uncertainty was one of the buzzwords of the quarter, but US and global market inflows and spectacular M&A activity pointed in the bullish direction.

The brisk flow of foreign capital into European equities during the quarter was also a contributing factor in the increase in European equities. Heavy M&A, solid earnings and mostly buoyant EU and UK economic data led the way from a fundamental perspective.

Asian equities experienced a volatile ride in the quarter, but after being under severe pressure due to carry trade and liquidity related factors in February and into early March, they rallied back strongly to all-time highs in late March.

Interest Rates: US treasuries engaged in erratic and, at times, volatile trading patterns in March, but ended the quarter higher overall. Early in the month, bonds attracted considerable flight to safety and risk aversion support as related to carry trade and sub-prime concerns but that lessened considerably by month’s end with some of the buying reversed. The final week of March saw the yield curve steepening with the majority of the move at the long end. Housing remains a primary concern and perhaps the greatest risk to the US economy.

Outside of the US, the European Central Bank (“ECB”) raised rates in March as but held steady in April as they look to slow ample liquidity and growth in Germany, France and Italy. ECB President Trichet expressed concerns about demand growth and increasing wage demands, particularly in Germany. The Bank of England held rates unchanged at both the March and April meetings. Recent UK inflation data has shown improvement, lessening the potential for a near term rate hike. The Bank of Japan was also on hold given that recent economic data from Japan has been mixed. In China, the People’s Bank continues to tighten liquidity as the economy roars ahead at a near 11% GDP pace. The Bank of Canada and Reserve Bank of Australia were on hold during the quarter.

Metals: Both gold and silver prices struggled a bit in March, but continued their overall upward trend during the quarter. Platinum prices ended higher for the quarter, with increased volatility. Sister metal palladium also rose on buoyant industrial demand. Copper prices were highly volatile during the first quarter, as virtually all commodities were impacted by the global liquidity crunch related primarily to the yen carry trade. Import data from China has signaled continued strong demand. Nickel prices surged over 42% during the quarter on continued supply deficits. Demand levels for stainless steel continue to expand. Aluminum ended the quarter virtually unchanged and has been one of the quietest of the metal markets. Zinc prices fell over 20% during the quarter mostly due to high levels of exports from China. Lead prices advanced as did tin prices, the latter impacted somewhat by Indonesian supply disruptions.

Softs: Sugar prices fell over 15% during First Quarter 2007, reflecting a growing global surplus and slow physical sugar sales in March. Coffee prices also ended the quarter approximately 15% lower primarily due to improved crop prospects from Brazil. Cocoa prices, on the other hand, rose to their highest levels since May of 2003 on estimates of a smaller than expected West African crop yield and indications that end users are not well hedged. Live cattle prices rose slightly for the quarter. However, improved feeding conditions in the Midwest dampened enthusiasm somewhat. Although hogs have benefited from recent rises in retail beef prices, hog prices during the quarter were weighed down with seasonally slack demand and the USDA corn report.

First Quarter 2006

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for First Quarter 2007 and First Quarter 2006 are presented below.

First Quarter 2007

Currencies: (-) Losses were experienced in the British pound, Canadian dollar, euro, Japanese yen, Mexican peso, New Zealand dollar and the South African rand. Gains were made in the Australian dollar, Singapore dollar and Swiss franc.

Energies: (-) Losses were experienced in Brent crude, crude oil, gas oil, heating oil and natural gas.

Indices: (+) Losses were experienced in the Australian All Ordinaries, the CAC 40, the DJ Stoxx 50, the Hang Seng, the Nikkei and the Taiwan Index. Gains were experienced in the DAX, the FTSE 100, the IBEX 35, the Nasdaq 100 and the S&P 500.

Interest Rates: (-) Losses were experienced in Australian Bonds, Australian Bank Bill, Euribor, Eurodollar, Euroswiss, Euroyen, German 2-Yr Bond, German Bobl, German Bund, and U.S. Treasury Notes and Bonds. Gains were experienced in Canadian Bank Acceptances, Canadian Bond, Japanese Government Bond, Short Sterling and U.K. Gilts.

Metals: (-) Losses were experienced in copper and zinc. Gains were experienced in gold.

First Quarter 2006

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of March 30, 2007 was $149.99, a decrease of 7.10% from the December 31, 2006 Net Asset Value per Interest of $161.46. The Net Asset Value per Interest as of March 31, 2006 was $164.03, an increase of 4.21% from the December 31, 2005 Net Asset Value per Interest of $157.41. The Net Asset Value per Interest as of March 25, 2005 was $135.58, a decrease of 5.65% from the December 31, 2004 Net Asset Value per Interest of $143.69. Past performance is not necessarily indicative of future results.

Registrant’s trading gains/(losses) before commissions and related fees during First Quarter 2007, First Quarter 2006 and First Quarter 2005 were approximately ($1,831,000), $1,860,000 and ($1,541,000), respectively.

Registrant’s average net asset level decreased during the First Quarter of 2007 in comparison to the First Quarter of 2006 primarily due to effect of redemptions and negative trading performance.

Interest income is earned on the average daily equity maintained with the clearing broker at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income decreased by approximately $75,000 during First Quarter 2007 as compared to First Quarter 2006 primarily due to the impact of reduced average net asset levels. Higher interest rates during the First Quarter 2007 as compared to First Quarter 2006 did not fully offset the impact of the average redemptions. Interest income increased by approximately $196,000 during First Quarter 2006 as compared to First Quarter 2005 primarily due to higher interest rates during the First Quarter 2006 as compared to First Quarter 2005, which more than offset Registrant’s reduced average net asset levels, which were primarily the result of redemptions during First Quarter 2006. Interest income increased by approximately $93,000 during First Quarter 2005 as compared to First Quarter 2004 primarily due to higher interest rates during the First Quarter 2005 as compared to First Quarter 2004, which more than offset Registrant’s reduced average net asset levels, which were primarily the result of redemptions during First Quarter 2005.

Commissions are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased by approximately $114,000 in First Quarter 2007 as compared to First Quarter 2006 due primarily to reduced average net asset levels discussed above. Commissions and other transaction fees decreased by approximately $2,000 in First Quarter 2006 as compared to First Quarter 2005 due primarily to reduced average net asset levels discussed above. Commissions and other transaction fees decreased by approximately $186,000 in First Quarter 2005 as compared to First Quarter 2004 due primarily to reduced average net asset levels discussed above.

Management fees are calculated on the net asset value of Registrant’s investment in the Trading Vehicle at the end of each week, and therefore, are affected by weekly trading performance and redemptions. Management fees decreased by approximately $32,000 in First Quarter 2007 as compared to First Quarter 2006 due primarily to reduced average net asset levels discussed above. Management fees increased by approximately $5,000 in First Quarter 2006 as compared to First Quarter 2005 due to six additional calendar days in First Quarter 2006 compared to First Quarter 2005. Management fees decreased by approximately $77,000 in First Quarter 2005 as compared to First Quarter 2004 due primarily to reduced average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter. No incentive fee was earned during First Quarter 2007, First Quarter 2006 or First Quarter 2005.

General and administrative expenses were approximately $49,000, $55,000 and $107,000 in First Quarter 2007, First Quarter 2006 and First Quarter 2005, respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Net Asset Value during the year (with a maximum of 0.50% attributable to other than legal and audit expenses), such amounts are borne by the Managing Owner and its affiliates. No such expenses exceeded these limits during the First Quarter 2007, First Quarter 2006 and First Quarter 2005.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 30, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 30, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by the Registrant to the Trading Advisor and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Trading Vehicle to the Trading Advisor are at a fixed rate, calculated as a percentage of the Trading Vehicle’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1 and 3 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Not Necessarily Indicative of Future Performance

Registrant is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and substantially all of Registrant’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to Registrant’s main line of business.

Market movements result in frequent changes in the fair market value of Registrant’s open positions and, consequently, in its earnings and cash flow. Registrant’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among Registrant’s open positions and the liquidity of the markets in which it trades.

Registrant rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular futures market scenario will affect performance, and Registrant’s past performance is not necessarily indicative of its future results.

“Value at Risk” is a measure of the maximum amount which Registrant could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of Registrant’s speculative trading and the recurrence in the markets traded by Registrant of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or Registrant’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantification included in this section should not be considered to constitute any assurance or representation that Registrant’s losses in any market sector will be limited to Value at Risk or by Registrant’s attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of Registrant’s market sensitive instruments.

Quantifying The Registrant’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding Registrant’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. as amended (the “Exchange Act”)).

Registrant’s risk exposure in the various market sectors traded by the Trading Advisor is quantified below in terms of Value at Risk. Due to Registrant’s mark-to-market accounting, any loss in the fair value of Registrant’s open positions is directly reflected in Registrant’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by Registrant as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

In the case of market sensitive instruments that are not exchange-traded (almost exclusively currencies in the case of Registrant), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

In quantifying Registrant’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that Registrant’s positions are rarely, if ever, 100% positively correlated have not been reflected.

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at March 30, 2007 and December 31, 2006. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At March 30, 2007 and December 31, 2006, Registrant had total capitalizations of approximately $27.8 million and $30.5 million, respectively.

	March 30, 2007		December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$326,484	1.18%	$515,867	1.69%
Currencies	$528,346	1.90%	$584,196	1.92%
Commodities	$96,253	0.35%	$183,709	0.60%
Stock indices	$294,880	1.06%	$652,458	2.14%

Total	$1,245,963	4.49%	$1,936,230	6.35%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for First Quarter 2007 and 2006 based upon Registrant’s total average capitalization of approximately $30.0 million and $36.2 million, respectively.

	First Quarter 2007		First Quarter 2006
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$593,994	1.98%	$950,774	2.61%
Currencies	$642,367	2.14%	$1,399,963	3.84%
Commodities	$139,969	0.47%	$557,065	1.53%
Stock indices	$508,496	1.70%	$1,033,518	2.84%

Total	$1,884,826	6.29%	$3,941,320	10.82%

Material Limitations on Value at Risk as an Assessment of Market Risk

The notional value of the market sector instruments held by Registrant is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of the face value) as well as many times the total capitalization of Registrant. The magnitude of Registrant’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, although unusual, but historically recurring from time to time, could cause Registrant to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of Registrant give no indication of this “risk of ruin.”

Non-Trading Risk

Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding Registrant’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how Registrant manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Owner and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks any one of which could cause the actual results of Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of Registrant. There can be no assurance that Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in Registrant.

Based on average trading value at risk during the first quarter of 2007, Registrant experienced a decrease in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2006. The decrease was primarily attributable to commodities and stock indices. The decrease in commodities was due to decreased exposure in energies. The decrease in stock indices was primarily attributable to reduced exposure to the DAX and the DJ Stoxx 50. Currency and interest rate sector exposure increased over the period.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner and the Trading Advisor, severally, attempt to manage the risk of Registrant’s open positions is essentially the same in all market categories traded.

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

The Managing Owner attempts to minimize market risk exposure by requiring the Trading Advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner shall automatically terminate the Trading Advisor if the net asset value of the Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisor as it, in good faith, deems to be in the best interest of Registrant.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At March 30, 2007, the Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Japanese yen, Australian dollar and Canadian dollar. As discussed above, these balances, as well as any risk they represent, are immaterial.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, the Managing Owner carried out an evaluation, under the supervision and with the participation of certain officers of the Managing Owner, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), of the design and operation of Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration concluded that Registrant’s disclosure controls and procedures are effective.

In designing and evaluating Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), the Managing Owner recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as Registrant’s are designed to do, and the Managing Owner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Registrant believes that its disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings pending by or against Registrant or the Managing Owner, or to which Registrant or Managing Owner was a party during the period covered by this Report.

Item 1.A. Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits:

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

[Remainder of page left blank intentionally.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST II – SERIES F

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer	Date: May 14, 2007
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: May 14, 2007
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)