Form 10-Q
period 2008-09-26
WORLD MONITOR TRUST II SERIES F
filed 2008-11-06
CIK 1090702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 26, 2008

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

WORLD MONITOR TRUST II – SERIES F

INDEX TO QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 26, 2008

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	World Monitor Trust II - Series F:

	Condensed Statements of Financial Condition as of September 26, 2008 (Unaudited) and December 31, 2007	5

	Condensed Statements of Operations (Unaudited) for the Periods June 28, 2008 to September 26, 2008 and June 30, 2007 to September 28, 2007 and January 1, 2008 to September 26, 2008 and January 1, 2007 to September 28, 2007	6

	Condensed Statements of Changes in Trust Capital (Unaudited) for the Periods January 1, 2008 to September 26, 2008 and January 1, 2007 to September 28, 2007	7

	Notes to Condensed Financial Statements (Unaudited)	8

	WMT Campbell Pool L.L.C.:

	Condensed Statements of Financial Condition as of September 26, 2008 (Unaudited) and December 31, 2007	17

	Condensed Schedules of Investments as of September 26, 2008 (Unaudited) and December 31, 2007	18

	Condensed Statements of Operations (Unaudited) for the Periods June 28, 2008 to September 26, 2008 and June 30, 2007 to September 28, 2007 and January 1, 2008 to September 26, 2008 and January 1, 2007 to September 28, 2007	19

	Condensed Statements of Changes in Members’ Capital (Unaudited) for the Periods January 1, 2008 to September 26, 2008 and January 1, 2007 to September 28, 2007	20

	Notes to Condensed Financial Statements (Unaudited)	21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II – OTHER INFORMATION		44

Item 1.	Legal Proceedings	44

Item 1.A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits:	44

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES F

FINANCIAL STATEMENTS

September 26, 2008

WORLD MONITOR TRUST II – SERIES F

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 26, 2008 (Unaudited) and December 31, 2007

	September 26, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$138,974	$146,635
Investment in WMT Campbell Pool L.L.C., at fair value (99.98% and 99.86% of net asset value, respectively)	17,347,350	19,846,527
Redemptions receivable from WMT Campbell Pool L.L.C.	151,688	36,997

Total assets	$17,638,012	$20,030,159

LIABILITIES
Accrued expenses	$72,701	$38,273
Commissions and other transaction fees payable	82,920	102,644
Redemptions payable	131,595	13,930

Total liabilities	287,216	154,847

TRUST CAPITAL (Net Asset Value)
Limited Interests (127,764.566 and 143,558.270 interests outstanding) at September 26, 2008 and December 31, 2007, respectively	17,174,301	19,673,857
Managing Owner Interests (1,313 and 1,470 interests outstanding) at September 26, 2008 and December 31, 2007, respectively	176,495	201,455

Total trust capital (Net Asset Value)	17,350,796	19,875,312

Total liabilities and trust capital	$17,638,012	$20,030,159

Net Asset Value per Limited and Managing Owner Interest

September 26, 2008	December 31, 2007
$134.42	$137.04

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

CONDENSED STATEMENTS OF OPERATIONS

For the Periods June 28, 2008 to September 26, 2008 and June 30, 2007 to September 28, 2007 and

For the Periods January 1, 2008 to September 26, 2008 and January 1, 2007 to September 28, 2007

(Unaudited)

	For the Period June 28, 2008 to September 26, 2008	For the Period June 30, 2007 to September 28, 2007	For the Period January 1, 2008 to September 26, 2008	For the Period January 1, 2007 to September 28, 2007
NET LOSS FROM TRUST OPERATIONS:
REVENUES
Interest income	$196	$2,197	$395	$6,891

Total revenues	196	2,197	395	6,891

EXPENSES
Brokerage commissions	275,915	357,212	830,212	1,218,869
General and administrative	47,947	43,964	142,716	125,406

Total expenses	323,862	401,176	972,928	1,344,275

General and administrative expenses refunded to (borne by) the Managing Owner and its affiliates	42,192	0	0	0

Net expenses	366,054	401,176	972,928	1,344,275

NET LOSS FROM TRUST OPERATIONS	(365,858)	(398,979)	(972,533)	(1,337,384)

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	710,013	(3,044,708)	1,100,267	(741,655)
Change in unrealized	(1,269,449)	(710,961)	(294,310)	(1,257,225)
Interest income	70,463	252,765	216,748	908,018

Total revenues (losses)	(488,973)	(3,502,904)	1,022,705	(1,090,862)

EXPENSES
Brokerage commissions and other transaction fees	8,784	14,693	24,640	52,835
Management fees	91,702	118,857	276,099	405,840
General and administrative	34,645	5,366	102,322	11,516

Total expenses	135,131	138,916	403,061	470,191

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	(624,104)	(3,641,820)	619,644	(1,561,053)

NET LOSS	$(989,962)	$(4,040,799)	$(352,889)	$(2,898,437)

NET LOSS PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net loss per weighted average Limited and Managing Owner interest	$($7.50)	$(25.46)	$($2.59)	$(16.60)

Weighted average number of Limited and Managing Owner interests outstanding	131,946	158,683	136,416	174,604

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2008 to September 26, 2008 and

For the Period January 1, 2007 to September 28, 2007

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period January 1, 2008 to September 26, 2008
Trust capital at December 31, 2007	145,028.270	$19,673,857	$201,455	$19,875,312
Redemptions	(15,950.704)	(2,150,040)	(21,587)	(2,171,627)
Net loss for the period January 1, 2008 to September 26, 2008		(349,516)	(3,373)	(352,889)

Trust capital at September 26, 2008	129,077.566	$17,174,301	$176,495	$17,350,796

For the period January 1, 2007 to September 28, 2007
Trust capital at December 31, 2006	188,771.821	$30,174,948	$304,028	$30,478,976
Additions	3.060	0	500	500
Redemptions	(33,554.744)	(5,304,258)	(51,025)	(5,355,283)
Net loss for the period January 1, 2007 to September 28, 2007		(2,869,884)	(28,553)	(2,898,437)

Trust capital at September 28, 2007	155,220.137	$22,000,806	$224,950	$22,225,756

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

The statement of financial condition as of September 26, 2008, the statements of operations for the periods June 28, 2008 to September 26, 2008 (“Third Quarter 2008”), June 30, 2007 to September 28, 2007 (“Third Quarter 2007”), January 1, 2008 to September 26, 2008 (“Year-To-Date 2008”) and January 1, 2007 to September 28, 2007 (“Year-To-Date 2007”), and the statements of changes in trust capital for Year-To-Date 2008 and Year-To-Date 2007, are unaudited. In the opinion of Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series F as of September 26, 2008 and the results of its operations for the Third Quarter 2008, Third Quarter 2007, Year-To-Date 2008 and Year-To-Date 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The Trust adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in these financial statements. $0 or 0.00% of Series F’s investments at September 26, 2008 are classified as Level 1 or Level 2 and $17,347,350 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. $0 or 0.00% of Series F’s investments at December 31, 2007 are classified as Level 1 or Level 2 and $19,846,527 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

September 26, 2008	Level 1	Level 2	Level 3	Total
Assets:
Investment in WMT Campbell Pool L.L.C., at fair value	$0	$0	$17,347,350	$17,347,350

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Investment in WMT Campbell Pool L.L.C., at fair value	$0	$0	$19,846,527	$19,846,527

Investments classified as Level 3 under SFAS 157 represent Series F’s investment in the Company and are valued weekly at the net asset value as reported by the Company. The Company’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 and 2 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. A table presenting the changes in the Level 3 fair value category for the periods Year-To-Date 2008 and Year-To-Date 2007 is provided in Note 5 of these financial statements. Of the $619,644 gain and $(1,561,053) loss for the periods Year-To-Date 2008 and Year-To-Date 2007, respectively, reported on Level 3 investments in Note 5, $(294,310) and $(1,257,225), respectively, represent a change in unrealized loss allocated from the Company on Series F’s statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on Series F’s condensed financial statements.

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

WORLD MONITOR TRUST II – SERIES F

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	RELATED PARTIES (CONTINUED)

General and administrative expenses did not exceed such limitations during Third Quarter 2008 or Year-To-Date 2008. Additionally, approximately $42,000 of previously borne expenses by Preferred were refunded to the Managing Owner for Third Quarter 2008. General and administrative expenses that exceeded such limitations were $0 during the Third Quarter 2007 and Year-To-Date 2007.

The expenses incurred by Series F for services performed by the Managing Owner and its affiliates for Series F were:

	Third Quarter		Year-To-Date
	2008	2007	2008	2007
Commissions	$275,915	$357,212	$830,212	$1,218,869
General and administrative	13,330	11,650	37,800	33,845

	289,245	368,862	868,012	1,252,714
General and administrative expenses refunded to (borne by) the Managing Owner and its affiliates	42,192	0	0	0

	$331,437	$368,862	$868,012	$1,252,714

Expenses payable to the Managing Owner and its affiliates (which are included in Accrued expenses payable and Commissions and other transaction fees payable) as of September 26, 2008 and December 31, 2007 were $96,249 and $116,264, respectively.

Note 5.	INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Effective December 6, 2004, Series F invested a substantial portion of its assets in the Company. Series F’s investment in the Company represents approximately 74.59% and 73.27% of the net asset value of the Company at September 26, 2008 and December 31, 2007, respectively. The investment in the Company is subject to the Organization Agreement of the Company. The Company entered into an advisory agreement with Campbell to make the trading decisions for the Company.

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

Summarized information for Series F’s investment in the Company is as follows:

	Net Asset Value December 31, 2007	Gain*	Redemptions	Net Asset Value September 26, 2008
WMT Campbell Pool L.L.C.	$19,846,527	$619,644	$(3,118,821)	$17,347,350

	Net Asset Value December 31, 2006	Loss*	Redemptions	Net Asset Value September 28, 2007
WMT Campbell Pool L.L.C.	$30,437,482	$(1,561,053)	$(6,686,631)	$22,189,798

*	Included in earnings

Series F may make additional contributions to, or redemptions from, the Company on a weekly basis.

Note 6.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

Series F has cash on deposit with a financial institution. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits. The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Interestholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Series F’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series F all assets of Series F relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 26, 2008 and December 31, 2007, such segregated assets totaled $0 and $0, respectively. Part 30.7 of the CFTC regulations also requires Series F’s futures commission merchant to secure assets of Series F related to foreign futures trading which totaled $0 and $0 at September 26, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST II – SERIES F

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	FINANCIAL HIGHLIGHTS

The following information presents per Interest operating performance data and other supplemental financial data for the Third Quarter 2008, Third Quarter 2007, Year-To-Date 2008 and Year-To-Date 2007. This information has been derived from information presented in the financial statements.

Per Interest Performance (for an Interest outstanding throughout the entire period)	Third Quarter		Year-To-Date
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net asset value per Interest at beginning of period	$141.95	$168.58	$137.04	$161.46

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions(1), (3)	(4.27)	(23.60)	5.88	(13.12)
Interest income(1), (3)	0.54	1.61	1.59	5.24
Expenses(1), (3)	(3.80)	(3.40)	(10.09)	(10.39)

Net decrease for the period	(7.53)	(25.39)	(2.62)	(18.27)

Net asset value per Interest at end of period	$134.42	$143.19	$134.42	$143.19

Total Return(4)
Total return before incentive fees	(5.30)%	(15.06)%	(1.91)%	(11.32)%
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	(5.30)%	(15.06)%	(1.91)%	(11.32)%

Supplemental Data
Ratios to average net asset value:(3)
Net investment loss before incentive fees(2), (5)	(9.33)%	(4.75)%	(8.26)%	(4.40)%
Incentive fees(4)	0.00%	0.00%	0.00%	0.00%

Net investment loss after incentive fees	(9.33)%	(4.75)%	(8.26)%	(4.40)%

Interest income(5)	1.53%	4.25%	1.55%	4.47%

Incentive fees(4)	0.00%	0.00%	0.00%	0.00%
Other expenses(5)	10.86%	9.00%	9.81%	8.87%

Total expenses	10.86%	9.00%	9.81%	8.87%

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

SECTION II

WMT CAMPBELL POOL L.L.C.

FINANCIAL STATEMENTS

September 26, 2008

WMT CAMPBELL POOL L.L.C.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 26, 2008 (Unaudited) and December 31, 2007

	September 26, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$24,348,644	$27,487,484
Interest receivable	21,251	53,769
Commodity options owned, at fair value (premiums paid $6,002 and $52,945 at September 26, 2008 and December 31, 2007, respectively)	2,607	37,015

Total assets	$24,372,502	$27,578,268

LIABILITIES
Accrued expenses	$70,070	$27,446
Commodity options written, at fair value (premiums received $3,846 and $29,814 at September 26, 2008 and December 31, 2007, respectively)	1,249	14,169
Net unrealized loss on open contracts	738,204	349,629
Management fees payable	37,142	46,708
Redemptions payable	269,699	52,974

Total liabilities	1,116,364	490,926

MEMBERS’ CAPITAL (Net Asset Value)
Member D	5,908,788	7,240,815
Member F	17,347,350	19,846,527

Total members’ capital (Net Asset Value)	23,256,138	27,087,342

Total liabilities and members’ capital	$24,372,502	$27,578,268

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

September 26, 2008 (Unaudited) and December 31, 2007

	September 26, 2008		December 31, 2007
Futures Contracts	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Futures contracts purchased:
Commodities	0.14%	$33,330	0.29%	$78,350
Interest rates	(0.34)%	(80,336)	0.27%	73,667
Stock indices	0.01%	2,041	0.32%	86,318

Net unrealized gain (loss) on futures contracts purchased	(0.19)%	(44,965)	0.88%	238,335

Futures contracts sold:
Commodities	(0.04)%	(9,371)	(0.17)%	(46,998)
Interest rates	(0.58)%	(135,760)	(0.10)%	(26,004)
Stock indices	0.00%	751	0.01%	1,652

Net unrealized loss on futures contracts sold	(0.62)%	(144,380)	(0.26)%	(71,350)

Net unrealized gain (loss) on futures contracts	(0.81)%	$(189,345)	0.62%	$166,985

Forward Contracts
Forward contracts purchased:
Net unrealized loss on forward contracts purchased	(0.86)%	$(199,262)	(2.42)%	$(654,992)

Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	(1.50)%	(349,597)	0.51%	138,378

Net unrealized loss on forward contracts	(2.36)%	$(548,859)	(1.91)%	$(516,614)

Net unrealized loss on open contracts		$(738,204)		$(349,629)

Purchased Options on Forward Contracts
Fair value on options purchased	0.01%	$2,607	0.13%	$37,015

Commodity options owned, at fair value (premiums paid $6,002 and $52,945 at September 26, 2008 and December 31, 2007, respectively)	0.01%	$2,607	0.13%	$37,015

Written Options on Forward Contracts
Fair value on options written	0.00%	$(1,249)	(0.05)%	$(14,169)

Commodity options written, at fair value (premiums received $3,846 and $29,814 at September 26, 2008 and December 31, 2007, respectively)	0.00%	$(1,249)	(0.05)%	$(14,169)

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED STATEMENTS OF OPERATIONS

For the Periods June 28, 2008 to September 26, 2008 and June 30, 2007 to September 28, 2007 and

For the Periods January 1, 2008 to September 26, 2008 and January 1, 2007 to September 28, 2007

(Unaudited)

	For the Period June 28, 2008 to September 26, 2008	For the Period June 30, 2007 to September 28, 2007	For the Period January 1, 2008 to September 26, 2008	For the Period January 1, 2007 to September 28, 2007
REVENUES
Realized	$955,134	$(4,196,628)	$1,482,535	$(952,686)
Change in unrealized	(1,708,815)	(1,000,570)	(389,088)	(1,770,822)
Interest income	94,749	349,488	293,553	1,286,243

Total revenues	(658,932)	(4,847,710)	1,387,000	(1,437,265)

EXPENSES
Commissions	11,813	20,330	33,299	74,789
Management fees	123,318	164,392	373,119	574,695
General and administrative	46,591	7,381	138,352	16,193

Total expenses	181,722	192,103	544,770	665,677

NET INCOME (LOSS)	$(840,654)	$(5,039,813)	$842,230	$(2,102,942)

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED STATEMENTS OF CHANGES IN

MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2008 to September 26, 2008 and

For the Period January 1, 2007 to September 28, 2007

(Unaudited)

	Members’ Capital
	Member D	Member F	Total
For the period January 1, 2008 to September 26, 2008
Balances at December 31, 2007	$7,240,815	$19,846,527	$27,087,342
Redemptions	(1,554,613)	(3,118,821)	(4,673,434)
Net income for the period
January 1, 2008 to September 26, 2008	222,586	619,644	842,230

Balances at September 26, 2008	$5,908,788	$17,347,350	$23,256,138

For the period January 1, 2007 to September 28, 2007
Balances at December 31, 2006	$13,237,677	$30,437,482	$43,675,159
Redemptions	(4,375,255)	(6,686,631)	(11,061,886)
Net loss for the period
January 1, 2007 to September 28, 2007	(541,889)	(1,561,053)	(2,102,942)

Balances at September 28, 2007	$8,320,533	$22,189,798	$30,510,331

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

The statement of financial condition, including the condensed schedule of investments, as of September 26, 2008, the statements of operations for the periods June 28, 2008 to September 26, 2008 (“Third Quarter 2008”), June 30, 2007 to September 28, 2007 (“Third Quarter 2007”), January 1, 2008 to September 26, 2008 (“Year-To-Date 2008”) and January 1, 2007 to September 28, 2007 (“Year-To-Date 2007”), and the statements of changes in trust capital for Year-To-Date 2008 and Year-To-Date 2007, are unaudited. In the opinion of Preferred, the financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 26, 2008 and the results of its operations for the Third Quarter 2008, Third Quarter 2007, Year-To-Date 2008 and Year-To-Date 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

WMT CAMPBELL POOL L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Member’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

The Company adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to investments required to be carried at fair value in these financial statements. Of its fair value at September 26, 2008, $(189,345) or 25.70% of the investments are classified as Level 1, $(548,859) or 74.49% as Level 2 and $1,358 or (0.19)% as Level 3. Of its fair value at December 31, 2007, $166,985 or (51.10)% of the investments are classified as Level 1, $(516,614) or 158.09% as Level 2 and $22,846 or (6.99)% as Level 3. The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect the Company’s assumptions that it believes market participants would use in pricing the asset or liability. The Company develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Company’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data.

WMT CAMPBELL POOL L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

September 26, 2008	Level 1	Level 2	Level 3	Total
Assets:
Commodity options owned, at fair value	$0	$0	$2,607	$2,607
Liabilities:
Net unrealized loss on open futures contracts	$(189,345)	$0	$0	$(189,345)
Net unrealized loss on open forward contracts	$0	$(548,859)	$0	$(548,859)
Commodity options written, at fair value	$0	$0	$(1,249)	$(1,249)

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$166,985	$0	$0	$166,985
Commodity options owned, at fair value	$0	$0	$37,015	$37,015
Liabilities:
Net unrealized loss on open forward contracts	$0	$(516,614)	$0	$(516,614)
Commodity options written, at fair value	$0	$0	$(14,169)	$(14,169)

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s condensed financial statements.

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

WMT CAMPBELL POOL L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	RELATED PARTIES

The Company reimburses the Managing Member for services it performs for the Company, which include, but are not limited to: management, accounting, printing, and other administrative services.

The expenses incurred by the Company for services performed by the Managing Member for the Company were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
General and administrative	8,680	0	27,770	0

	$8,680	$0	$27,770	$0

Expenses payable to the Managing Member and its affiliates as of September 30, 2008 and December 31, 2007 were $8,680, and $0, respectively which are included in accrued expenses on the condensed statement of financial condition.

Note 5.	INCOME TAXES

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

Note 6.	DEPOSITS WITH COMMODITY BROKER, PRIME BROKER AND BANK

The Company deposits funds with a commodity broker subject to CFTC regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker. The Company earns interest income on assets deposited with the commodity broker. The Company deposits funds with a prime broker. Margin requirements are satisfied by the deposit of cash with such prime broker. The Company earns interest income on assets deposited with its prime broker and funds deposited with JPMorgan Chase Bank, Nassau branch.

Note 7.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Organization Agreement.

The Company is not required to make distributions, but could do so at the discretion of the Members. A Member can request and receive redemption of capital, subject to the terms in the Organization Agreement.

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 26, 2008 and December 31, 2007, such segregated assets totaled $15,949,426 and $18,975,900, respectively, which are included in cash and cash equivalents. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $(7,855) and $(15,058) at September 26, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of September 26, 2008, all open futures contracts mature within nine months.

WMT CAMPBELL POOL L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the Third Quarter 2008, Third Quarter 2007, Year-To-Date 2008 and Year-To-Date 2007. This information has been derived from information presented in the financial statements.

	Third Quarter 2008		Year-To-Date 2008
	Member D	Member F	Member D	Member F
Total return(1)	(3.41)%	(3.41)%	3.34%	3.34%

Total expenses(2)	(2.94)%	(2.94)%	(2.88)%	(2.88)%

Net investment loss(2), (3)	(1.41)%	(1.41)%	(1.32)%	(1.33)%

	Third Quarter 2007		Year-To-Date 2007
	Member D	Member F	Member D	Member F
Total return(1)	(13.65)%	(13.65)%	(6.88)%	(6.88)%

Total expenses(2)	(2.32)%	(2.32)%	(2.30)%	(2.30)%

Net investment income(2), (3)	1.90%	1.90%	2.15%	2.14%

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

This report on Form 10-Q (the “Report”) for the quarter ending September 26, 2008 (“Third Quarter 2008”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Managing Owner” or “Preferred”), the managing owner of World Monitor Trust II – Series F (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Managing Owner is required to maintain at least a 1% general interest in Registrant so long as it is acting as Registrant’s Managing Owner.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report for the year ended December 31, 2007 (“Registrant’s 2007 Annual Report”), which was filed on Form 10-K for the fiscal year ended December 31, 2007.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2007, which are included in the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and or Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders.

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. The Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect the Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data.

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

The Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in the Registrant’s financial statements. $0 or 0.00% of the Registrant’s investments at September 26, 2008 are classified as Level 1 or Level 2 and $17,347,350 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. $0 or 0.00% of the Registrant’s investments at December 31, 2007 are classified as Level 1 or Level 2 and $19,846,527 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157

Investments classified as Level 3 under SFAS 157 represent the Registrant’s investment in the Trading Vehicle and are valued weekly at the net asset value as reported by the Trading Vehicle. The Trading Vehicle’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 and 2 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. A table presenting the changes in the Level 3 fair value category for the periods January 1, 2008 to September 26, 2008 and January 1, 2007 to September 28, 2007 is provided in Note 5 of the Registrant’s financial statements included in the Registrant’s quarterly report on Form 10-Q for the quarter-ended September 26, 2008. Of the $619,644 gain and $(1,561,053) loss for the periods Year-To-Date 2008 and Year-To-Date 2007, respectively, reported on Level 3 investments in Note 5, $(294,310) and $(1,257,225), respectively, represent a change in unrealized loss allocated from the Trading Vehicle on the Registrant’s statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Registrant’s condensed financial statements.

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

For Third Quarter 2008, the period January 1, 2008 to September 26, 2008 (“Year-To-Date 2008”), the period June 30, 2007 to September 28, 2007 (“Third Quarter 2007”), and the period January 1, 2007 to September 28, 2007 (“Year-To-Date 2007”) there were no subscriptions of Limited Interests.

For Third Quarter 2008 and Third Quarter 2007 there were no subscriptions of General Interests. For Year-To-Date 2008 and Year-To-Date 2007 subscriptions of General Interests were $0 and $500 respectively.

Interests in Registrant may be redeemed on a weekly basis. Redemptions of Limited Interests for Third Quarter 2008 and Year-To-Date 2008 were $733,605 and $2,150,040 respectively. Redemptions of Limited Interests for Third Quarter 2007 and Year-To-Date 2007 were $2,092,524 and $5,304,258, respectively.

Redemptions of General Interests for Third Quarter 2008 and Year-To-Date 2008 were $6,049 and $21,587 respectively. Redemptions of General Interests for Third Quarter 2007 and Year-To-Date 2007 were $46,273 and $51,025, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Limited Interests may no longer be exchanged for Limited Interests in World Monitor Trust II – Series D (“Series D”) or World Monitor Trust II – Series E (“Series E”), nor may Limited Interests in Series D or Series E be exchanged for Limited Interests in Registrant.

A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which is used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities through its investment in the Trading Vehicle, Registrant continues to own (through its investment in the Trading Vehicle) such liquid assets to be used as margin. The clearing broker and bank credit the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Market Overview

Following is a market overview for Third Quarter 2008, Third Quarter 2007 and Third Quarter 2006:

Third Quarter 2008

Clearly, the financial crisis gripping the nation is resonating throughout all corners of the economy and the effects will be felt for some time to come. Consumers have already cut back spending dramatically but more retrenchment can be expected in response to worsening job and income prospects as well as the growing wealth destruction that has taken place in recent months. There is no longer any doubt that the economy is mired in a recession; the only question is how deep and long it will be. Economists are crossing their fingers that the downturn will be no worse than the last two mild recessions in 1990-91 and 2001. However, many believe that conditions will be at least as bad as they were during the worst post-war recessions, which occurred in 1980-81 and 1973-74. The credit crisis got worse with each passing day, despite huge Federal Reserve liquidity additions, a $700 billion bailout package and numerous other measures. The “broker dealer,” as once known, basically ceased to exist as Goldman Sachs, Merrill Lynch, Morgan Stanley and others changed structure to essentially become “banks”. The economic data flow in the US can only be described as feeble and promises to get even weaker. In the US, housing, employment and manufacturing data were all anemic throughout the third quarter of 2008 with many indications of worse to come.

A strengthening US dollar throughout the quarter added to demand for US Treasuries as well as flight-to-safety support. After seeing their largest monthly yield declines since February in the month of August, Treasury yields saw further erosion in September. The benchmark 10-Year Note saw its yield fall approximately 20 basis points during the quarter and the 2-Year yield dipped by roughly 70 basis points as the yield curve experienced a severe steepening. Central banks kept rates unchanged throughout the third quarter but in early October they collaboratively cut key rates in response to the global credit crisis. During the quarter, the Federal Reserve, Bank of England, European Central Bank and others injected huge amounts of liquidity into the markets.

Currencies: The Dollar Index, which measures the US unit against a basket of other currencies, ended the quarter up overall and up 3.7% for the year. Among the majors, the euro and pound were particularly weak in September as the UK and the Eurozone experienced severe economic problems to go along with a burgeoning credit crisis. The British pound slipped to a 2-year low against the US dollar as the UK suffered recessionary-like conditions, including a 12.4% year-to-date drop in housing prices. The euro scored an all-time high in July, but from the peak it was all downhill as the euro slumped badly in August and September to close out the quarter near $1.41. The yen suffered far less fallout from the global credit crisis. It showed particular strength against both the euro and pound while gaining modestly to the dollar. The Australian dollar was pressured versus the yen as carry trades were unwound. The New Zealand dollar experienced a similar fate.

Energies: Crude posted steep losses in September down more than 13% within the Dow Jones AIG Index and over 31% for the quarter. Crude was pummeled by intense selling, the ongoing feature throughout the period. In addition, a firming US dollar, a significant slowing in global demand and above-quota OPEC output weighed on sentiment, which more than offset the geopolitical events surrounding Iran, Nigeria, Russia, Venezuela and the Middle East. Combined gasoline, heating oil and jet fuel demand is down more than 7% compared to last September. Natural gas followed suit and ended the quarter much lower.

Agriculturals: With steady declines in both price and open interest during the month of September, as well as all of the third quarter, the agricultural futures markets were prime examples of the widespread deleveraging seen across all markets. The deterioration in values came despite occasional weather concerns, which typically are the impetus for late summer rallies. For the quarter, corn, soybeans, wheat and cotton saw high-to-low declines in value from 37% to 30%. Corn and wheat lost roughly $3.00 per bushel each and soybeans lost over $6.00. Cotton also dropped significantly. The longer-term implications of the recent price plunge will be played out first in farmers’ springtime planting decisions. In addition to the normal, net profit calculations, banking considerations will play a major role in next season’s production potential. Understandably, the ongoing tight credit markets will cause bankers to shy away from lending money to farmers wishing to grow high-input-cost crops, regardless of profit potential.

Indices: Global equities suffered from a total lack of confidence as related to the credit crisis, which got worse instead of better throughout the quarter, despite herculean efforts from central banks and various government agencies. US stocks were hit with massive fund liquidations, partially due to margin needs but also due to large redemption levels that picked up speed with each passing session. After managing very modest gains in August, despite a sharp month-end slide, all the major US indices were lower in September. The Dow Jones Industrial Average, S&P 500 and NASDAQ fell over 4%, 9% and 9% respectively for the quarter. Financial stocks, including banks, brokers and insurance companies were particularly weak, as were retail issues and energy stocks. The markets failed to react to the much-debated and delayed $700 billion Treasury “rescue” plan. US stocks were clearly hurt by the credit crisis in Europe.

Europe saw similar performance as their financial crisis was equally, if not more, dire than that in the US. The UK in particular has seen rigorous credit issues as the DJ Stoxx 600 lost approximately 12% during the third quarter due to staggering financial sector events. The German DAX, the French CAC and London’s FTSE all ended the quarter with losses. The Russian stock market was particularly weak, forcing trading halts on numerous occasions.

Asia posted the weakest equity performance of the three major regions during the quarter and it has subsequently experienced massive liquidation from international funds despite the fact that Japan and the region in general have less exposure to the global credit crisis. The Nikkei lost nearly 2,000 points and Korea’s Kospi fell over 14% throughout the period. Hong Kong was extremely weak and Shanghai extended a yearlong slide. Australian equities could not ward off the credit crisis and ended the quarter lower.

Metals: After a brief run in mid-July and a sell-off through the second week in of September, late quarter gains were not enough to offset losses as gold finished down over 5% for the period. Silver was down a hefty 29% for the third quarter. Base metals were sold heavily across the markets in September, to an even greater degree than in July and August, and all metals within the GSCI Commodity Index finished down for the quarter. Increasing exchange warehouse inventories as well as slowing global demand patterns weighted on metals. A firmer US dollar did not help the cause, neither did the general outflow of capital from commodities.

Softs and Livestock: Individual soft commodity fundamentals were similarly overwhelmed by capital outflows and fund liquidation pressures in September. Cocoa had managed gains in August but this was not the case in September. Sugar extended its August losses into September. Supplies hold ample and Brazilian sugar exports have accelerated. Coffee lost nearly 17% for the quarter.

Live hogs fell almost 4.5% and cattle 4.9%. Hogs were again hurt by increased slaughter levels and sluggish demand. Both markets saw slaughter increases related to higher feed costs and, like many agricultural commodities, were pressured by financing difficulties for farmers.

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

Grains: Corn priced fluctuated during the quarter, peaking in early July and then falling off by quarter-end to match early springtime lows. During July, August and the first half of September, improved meteorological conditions across the Central United States erased problematic growing condition fears from the wheat market. As a result, values declined in the late summer to their lowest level since January 2005. Weather was an important factor for soybeans as well, and soybeans followed wheat’s price pattern closely in the third quarter, with soybean prices reaching their lowest level since February 2005. China is the main driver on the demand side. The ongoing improvements in the Chinese economy have resulted in a continued increase in the demand for poultry, beef and pork, by the rapidly expanding Chinese middle class. Similar to the pattern seen in the soybean market during the third quarter, the cotton market too, saw declining prices.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Third Quarter 2008, Third Quarter 2007 and Third Quarter 2006 are presented below.

Third Quarter 2008

Currencies: (–) This sector experienced the majority of its gains in the British pound, euro and Swiss franc. The largest losses were incurred in the Australian dollar, Japanese yen and Singapore dollar.

Energies: (–) This sector experienced gains in natural gas. Losses were experienced in brent crude, crude oil and gas oil.

Indices: (+) This sector experienced the majority of its overall gains in the Nikkei, Dow Jones Stoxx 50, NASDAQ 100 and the Taiwanese SIMEX. Losses were experienced in the CAC 40 and the Hang Seng.

Interest Rates: (–) This sector experienced a majority of its gains in US Treasury Notes, Australian bonds and Canadian bonds. Losses were seen in the Euribor, German bonds and the German Bund.

Metals: (+) This sector experienced gains in copper and zinc. Losses were incurred in gold.

Third Quarter 2007

Currencies: (–) The majority of losses were made in the U.S. dollar versus the Australian dollar, Japanese yen, and New Zealand dollar. The majority of gains were made in the U.S. dollar versus the Swiss franc and British pound.

Energies: (–) Losses were experienced in crude, gas oil and heating oil. Gains were made in gasoline and natural gas.

Indices: (–) Losses were made across the board, including CAC 40, DAX, DJ Stoxx 50, FTSE 100, Nikkei and S&P 500 indices.

Interest Rates: (–) The majority of losses were experienced in the German Bund, BOBL and Schatz, Euribor, Eurodollar and British Gilt. The majority of gains were experienced in Japanese Government Bonds.

Metals: (–) Losses were made in copper and zinc. Gains were made in gold.

Third Quarter 2006

Currencies: (+) Gains on short positions in the Swiss franc and the Japanese yen resulted in a gain for the third quarter of 2006.

Energies: (–) Long positions in crude oil, gas oil and heating oil contributed to the losses during the third quarter of 2006.

Indices: (+) Gains on long positions in the S&P 500, the IBEX 35 and Dow Jones STOXX 50 resulted in gains for the third quarter of 2006.

Interest Rates: (–) The interest rate sector was down for the third quarter in 2006. Short positions in the Eurodollar and the 2-year German Bond, and long and short positions in the German Bobl and Bund contributed to the losses for the third quarter.

Metals: (+) The metals sector was up in the third quarter due to long positions in copper.

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of September 26, 2008 was $134.42, a decrease of 1.91% from the December 31, 2007 Net Asset Value per Interest of $137.04 and a decrease of 5.30% from the June 27, 2008 Net Asset Value per Interest of $141.95. The Net Asset Value per Interest as of September 28, 2007 was $143.19, a decrease of 11.32% from the December 31, 2006 Net Asset Value per Interest of $161.46 and a decrease of 15.06% from the June 29, 2007 Net Asset Value per Interest of $168.58. Past performance is not necessarily indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $(559,000) and $806,000, respectively. Registrant’s trading losses before commissions and related fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $(3,756,000) and $(1,999,000), respectively.

Registrant’s average net asset level decreased during Third Quarter 2008 and Year-To-Date 2008 in comparison to Third Quarter 2007 and Year-To-Date 2007 primarily due to the effect of redemptions and negative trading performance. Registrant’s average net assets decreased during Third Quarter 2007 and Year-To-Date 2007 in comparison to Third Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions and negative trading performance.

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income during Third Quarter 2008 and Year-To-Date 2008 was approximately $71,000 and $217,000, respectively, a decrease of approximately $184,000 and $698,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to a decrease in average net assets discussed above and declining interest rates. Interest income during Third Quarter 2007 and Year-To-Date 2007 was approximately $255,000 and $915,000, respectively, a decrease of approximately $143,000 and $315,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to a decrease in average net assets discussed above.

Commissions are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Third Quarter 2008 and Year-To-Date 2008 were approximately $285,000 and $855,000, respectively, a decrease of approximately $87,000 and $417,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to a decrease in average net assets discussed above. Commissions and other transaction fees during the Third Quarter 2007 and Year-To-Date 2007 were approximately $372,000 and $1,272,000, respectively, a decrease of approximately $103,000 and $301,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to a decrease in average net assets discussed above.

Management fees are calculated on the net asset value of Registrant’s investment in the Trading Vehicle at the end of each week, and therefore, are affected by weekly trading performance and redemptions. Management fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $92,000 and $276,000, respectively, a decrease of approximately $27,000 and $130,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to a decrease in average net assets discussed above. Management fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $119,000 and $406,000, respectively, a decrease of approximately $33,000 and $91,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to a decrease in average net assets discussed above.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter. Through September 26, 2008, the Trading Advisor maintained a loss carryforward of approximately $(6,081,000) based on the Registrant’s performance. No incentive fees were earned during Third Quarter 2008, Year-to-Date 2008, Third Quarter 2007 and Year-To-Date 2007.

General and administrative expenses during Third Quarter 2008 and Year-To-Date 2008 were approximately $83,000 and $245,000, respectively. General and administrative expenses during Third Quarter 2007 and Year-To-Date 2007 were approximately $49,000 and $137,000, respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Average Net Asset Value during the year (with a maximum of 0.50% attributable to other than legal and audit expenses), such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during Third Quarter 2008 or Year-To-Date 2008. Additionally, approximately $42,000 of previously borne expenses by Preferred were refunded to the Managing Owner for Third Quarter 2008. General and administrative expenses that exceeded such limitations were $0 during the Third Quarter 2007 and Year-To-Date 2007.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 26, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 26, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor through its investment in the Trading Vehicle and to the Managing Owner are calculated as a fixed percentage of the Trading Vehicle’s and Registrant’s Net Asset Value, respectively. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of the Registrant “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1 and 3 to Registrant’s financial statements for the year ended December 31, 2007, which are included in the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Third Quarter 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

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

WORLD MONITOR TRUST II – SERIES F

By:	Preferred Investment Solutions Corp.,
its managing owner

	By:	/s/ Kenneth A. Shewer	Date: November 6, 2008
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: November 6, 2008
	Name:	David K. Spohr
	Title:	Senior Vice President and
Director of Fund Administration
(Principal Financial/Accounting Officer)