Form 10-K/A
period 2007-12-31
WORLD MONITOR TRUST II SERIES F
filed 2009-02-02
CIK 1090702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-17592

WORLD MONITOR TRUST II – SERIES F

(Exact name of Registrant as specified in its charter)

Delaware	13-4058320
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

WORLD MONITOR TRUST II – SERIES F

Explanatory Note

The Form 10-K/A is being filed solely to correct the omission of certain language required under the Certification in the World Monitor Trust II – Series F’s Form 10-K previously filed on March 20, 2008, which are restated in their entirety herewith. Except for the foregoing amended information, no other changes have been made to the Form 10-K filed on March 20, 2008.

2