Form 10-Q
period 2009-03-31
WORLD MONITOR TRUST II SERIES F
filed 2009-05-14
CIK 1090702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-32689

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

WORLD MONITOR TRUST II – SERIES F

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2009

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	World Monitor Trust II - Series F:

	Condensed Statements of Financial Condition as of March 31, 2009 (Unaudited) and December 31, 2008	5

	Condensed Statements of Operations (Unaudited) For the Three Months Ended March 31, 2009 and For the Period January 1, 2008 to March 28, 2008	6

	Condensed Statements of Changes in Trust Capital (Unaudited) For the Three Months Ended March 31, 2009 and For the Period January 1, 2008 to March 28, 2008	7

	Notes to Condensed Financial Statements (Unaudited)	8

	WMT Campbell Pool L.L.C.:

	Statements of Financial Condition as of March 31, 2009 (date of termination) and December 31, 2008	21

	Condensed Schedules of Investments as of March 31, 2009 (date of termination) and December 31, 2008	22

	Statements of Operations For the Three Months Ended March 31, 2009 (date of termination) and for the Period January 1, 2008 to March 28, 2009 (Unaudited)	23

	Statements of Changes in Members’ Capital For the Three Months Ended March 31, 2009 (date of termination) and For the Period January 1, 2008 to March 28, 2008 (Unaudited)	24

	Notes to Financial Statements	25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II – OTHER INFORMATION		46

Item 1.	Legal Proceedings	46

Item 1.A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits:	46

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES F

FINANCIAL STATEMENTS

March 31, 2009

WORLD MONITOR TRUST II – SERIES F

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$79,930	$130,643
Investment in WMT Campbell Pool L.L.C., at fair value (0.00% and 99.85% of net asset value, respectively)	0	15,923,053
Redemption receivable from WMT Campbell Pool L.L.C.	14,623,179	42,038
Receivable from Managing Owner	4,844	6,797

Total assets	$14,707,953	$16,102,531

LIABILITIES
Accrued expenses payable	$55,742	$44,413
Administrative services and other transaction fees payable	77,210	87,473
Redemptions payable	379,061	23,641

Total liabilities	512,013	155,527

TRUST CAPITAL (Net Asset Value)
Limited Interests (114,183.407 and 119,916.242 interests outstanding) at March 31, 2009 and December 31, 2008, respectively	14,195,940	15,780,535
Managing Owner Interests (0 and 1,265 interests outstanding) at March 31, 2009 and December 31, 2008, respectively	0	166,469

Total trust capital (Net Asset Value)	14,195,940	15,947,004

Total liabilities and trust capital	$14,707,953	$16,102,531

Net Asset Value per Limited and Managing Owner Interest

March 31, 2009	December 31, 2008
$124.33	$131.60

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and

For the Period January 1, 2008 to March 28, 2008

(Unaudited)

	For the Three Months Ended March 31, 2009	For the Period January 1, 2008 to March 28, 2008
NET LOSS FROM TRUST OPERATIONS:
REVENUES
Interest income	$10	$175

Total revenues	10	175

EXPENSES
Administrative services and other transaction fees	225,195	277,500
General and administrative	58,994	44,404

Total expenses	284,189	321,904

General and administrative expenses borne by the Managing Owner and affiliates	(4,844)	0
Net expenses	279,345	321,904

NET LOSS FROM TRUST OPERATIONS	(279,335)	(321,729)

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	(213,120)	178,225
Change in unrealized	(230,381)	91,512
Interest income	0	105,306

Total revenues (losses)	(443,501)	375,043

EXPENSES
Brokerage commissions and other transaction fees	6,997	8,470
Interest expense	78	0
Management fees	74,963	92,342
General and administrative	50,222	36,388

Total expenses	132,260	137,200

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	(575,761)	237,843

NET LOSS	$(855,096)	$(83,886)

NET LOSS PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net loss per weighted average Limited and Managing Owner interest	$(7.23)	$(0.60)

Weighted average number of Limited and Managing Owner interests outstanding	118,232	140,816

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Three Months Ended March 31, 2009 and

For the Period January 1, 2008 to March 28, 2008

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the three months ended March 31, 2009

Trust capital at December 31, 2008	121,181.242	$15,780,535	$166,469	$15,947,004

Redemptions	(6,997.835)	(738,696)	(157,272)	(895,968)

Net loss for the three months ended March 31, 2009		(845,899)	(9,197)	(855,096)

Trust capital at March 31, 2009	114,183.407	$14,195,940	$0	$14,195,940

For the period January 1, 2008 to March 28, 2008

Trust capital at December 31, 2007	145,028.270	$19,673,857	$201,455	$19,875,312

Redemptions	(6,255.997)	(833,617)	(10,569)	(844,186)

Net loss for the period January 1, 2008 to March 28, 2008		(83,193)	(693)	(83,886)

Trust capital at March 28, 2008	138,772.273	$18,757,047	$190,193	$18,947,240

See accompanying notes.

WORLD MONITOR TRUST II – SERIES F

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

World Monitor Trust II (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”): Series D, E and F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Sixth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series are segregated from those of the other Series, separately valued and independently managed and separate financial statements are prepared for each Series. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company.

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

In 2009, Preferred Investment Solutions Corp., the managing owner of Series D, E and F (“Preferred” or the “Managing Owner”), determined that, effective March 1, 2009, Interests in Series D, E and F can only be redeemed as of the last business day of each month. Through February 27, 2009, redemptions were permitted on a weekly basis. As a result, through 2008, interim period financial statements of Series D, E and F were as of the last valuation day in the last week of the period. Beginning in 2009, interim period financial statements of Series D, E and F are as of the last day of a calendar quarter.

Future redemptions will impact the amount of funds available for investments in commodity contracts in subsequent periods.

Effective December 1, 2008, in accordance with the Fourth Amended and Restated Declaration of Trust and Trust Agreement, the Managing Owner is no longer required to maintain at least a 1% interest in the capital, profits and losses of each Series. As such, the Managing Owner redeemed its entire interest in each Series in 2009.

In the event that the estimated net asset value per Interest of a Series at the end of any business day, after adjustments for distributions and redemptions, declines by 50% or more since the commencement of trading activities or the first day of a fiscal year, the Series will automatically terminate.

Effective December 6, 2004, World Monitor Trust II Series F (“Series F”) contributed its net assets to WMT Campbell Pool L.L.C. (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. The investment in the Company is represented on Series F’s statements of financial condition at the net asset value as reported by the Company. The sole members of the Company were Series F and World Monitor Trust II Series D (“Series D”). Effective March 31, 2009, Preferred decided to terminate Campbell & Company, Inc. (“Campbell”) as Series F’s Trading Advisor, withdraw Series F as a member of the Company and liquidate the Company (See Note 8). Preferred had been delegated administrative authority over the operations of the Company. The Company engaged in the speculative trading of futures, forwards and option contracts. The financial statements of the Company, including the condensed schedules of investments, are included in Section II of these financial statements and should be read in conjunction with Series F’s financial statements.

WORLD MONITOR TRUST II – SERIES F

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The statement of financial condition, as of March 31, 2009, the statements of operations for the three months ended March 31, 2009 (“First Quarter 2009”) and the period January 1, 2008 to March 28, 2008 (“First Quarter 2008”) and the statements of changes in trust capital for the First Quarter 2009 and First Quarter 2008 are unaudited. In the opinion of Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series F as of March 31, 2009 and the results of its operations for the First Quarter 2009 and First Quarter 2008. The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series F’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

The financial statements of Series F are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

March 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Investment in WMT Campbell Pool L.L.C., at fair value	$0	$0	$0	$0

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Investment in WMT Campbell Pool L.L.C., at fair value	$0	$15,923,053	$0	$15,923,053
Transfers in (out)	$0	$15,923,053	$(15,923,053)	$0

Investments classified as Level 2 and Level 3 under SFAS 157 represent Series F’s investment in the Company. Through February 27, 2009, investment in the Company was valued weekly at the net asset value as reported by the Company. Subsequent to February 27, 2009, investment in the Company was valued monthly at the net asset value as reported by the Company. The Company’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 and Level 2 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Company’s assets and liabilities which require management judgment or estimation were not material to Series F’s financial statements and therefore, Series F’s investment in the Company should be classified as Level 2 at December 31, 2008.

A table presenting the changes in the Level 3 fair value category for the First Quarter 2008 is provided in Note 5 of these financial statements. Of the $237,843 gain for the First Quarter 2008 reported on Level 3 investments in Note 5, $91,512 represents a change in unrealized gain allocated from the Company on Series F’s condensed statements of operations.

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Trust adopted FSP FAS 157-4 effective January 1, 2009. As required, the Trust also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred, as Managing Owner of Series F, evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2, and its impact on Series F’s financial statements. The adoption of these standards did not have an impact on Series F’s financial statements.

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

SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Preferred, as Managing Owner of Series F, evaluated the impact of adopting SFAS 161 and its impact on Series F’s financial statements. The adoption of this standard did not have an impact on Series F’s financial statements.

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

D.	Profit and Loss Allocations and Distributions

Through February 27, 2009, Series F allocated profits and losses for both financial and tax reporting purposes to its Interest holders weekly on a pro rata basis based on each owner’s Interests outstanding during the week. Subsequent to February 27, 2009, Series F allocates profits and losses for both financial and tax reporting purposes to its Interest holders monthly on a pro rata basis based on each owner’s interests outstanding during the month. Distributions (other than redemptions of Interests) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Interest holders. The Managing Owner has not and does not presently intend to make any distributions.

E.	Interest Income

Interest income is recorded on an accrual basis.

F.	Foreign Currency Transactions

Series F’s functional currency is the U.S. dollar; however, it transacted business in currencies other than the U.S. dollar through its investment in the Company. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized on the condensed statements of operations.

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

Series F was allocated its proportionate share of the Company’s management fees on a pro rata basis based on Series F’s pro rata capital in the Company (See Note 8). Through February 27, 2009, the management fee was accrued weekly and paid monthly. Subsequent to February 27, 2009, the management fee was accrued and paid monthly. Series F paid the Company’s trading advisor, Campbell & Company, Inc. (the “Company’s Trading Advisor”), a quarterly incentive fee of 22% of “New High Net Trading Profits” (as defined in the Advisory Agreement) (See Note 8). Through February 27, 2009, the incentive fee was accrued weekly and paid quarterly. Subsequent to February 27, 2009, the incentive fee was accrued monthly and paid quarterly. No incentive fees were earned by the Company’s Trading Advisor for the First Quarter 2009 and First Quarter 2008.

C.	Administrative Services and Transaction Fees

Series F was allocated its proportionate share of the Company’s transaction based fees on a pro rata basis based on Series F’s pro rata capital in the Company (See Note 8). Series F pays an administrative services fixed fee equal to 6% of its net asset value directly to the Managing Owner. Through February 27, 2009, the fee was determined weekly and the sum of such weekly amounts was paid monthly. Subsequent to February 27, 2009, the fee is determined and paid monthly.

Note 4.	RELATED PARTIES

Series F reimburses the Managing Owner or its affiliates for services they perform for Series F which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series F’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because general and administrative expenses exceeded such limitations at March 31, 2009, $4,844 of the expenses related to services provided by the Managing Owner for Series F, during the First Quarter 2009 were borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the First Quarter 2008.

WORLD MONITOR TRUST II – SERIES F

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series F for services performed by the Managing Owner and its affiliates for Series F were:

	First Quarter 2009	First Quarter 2008
Administrative Services	$225,195	$277,500
General and administrative	14,598	13,480

	239,793	290,980

General and administrative expenses borne by the Managing Owner and its affiliates	(4,844)	0

	$234,949	$290,980

Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses payable and administrative services and other transaction fees payable on the condensed statements of financial condition) as of March 31, 2009 and December 31, 2008 were $89,960 and $103,203, respectively.

Note 5.	INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Effective March 31, 2009 Series F withdrew as a member of the Company and the Company was liquidated (See Note 8). Series F’s investment in the Company represents approximately 0.00% and 74.52% of the net asset value of the Company at March 31, 2009 and December 31, 2008, respectively. The investment in the Company was subject to the Organization Agreement of the Company. The Company entered into an advisory agreement with Campbell to make the trading decisions for the Company. The Company’s Trading Advisor managed approximately 100% of the assets of the Company pursuant to its Financial, Metal & Energy Large Portfolio. Series F recorded its proportionate share of each item of income and expense from the investment in the Company in the condensed statements of operations.

Summarized information for Series F’s investment in the Company is as follows:

	Net Asset Value December 31, 2008	Loss*	Redemptions	Net Asset Value March 31, 2009
WMT Campbell Pool L.L.C.	$15,923,053	$(575,761)	$(15,347,292)	$0

	Net Asset Value December 31, 2007	Gain*	Redemptions	Net Asset Value March 28, 2008
WMT Campbell Pool L.L.C.	$19,846,527	$237,843	$(1,164,990)	$18,919,380

*	Included in earnings and includes $(230,381) and $91,512 for First Quarter 2009 and First Quarter 2008 respectively, attributable to the change in unrealized gains and losses.

WORLD MONITOR TRUST II – SERIES F

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

Series F’s investment in the Company was subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by the Company. Series F bears the risk of loss only to the extent of the market value of its investments and, in certain specific circumstances, distributions and redemptions received.

Series F has cash on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits. The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Interest holders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Series F’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series F all assets of Series F relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2009 and December 31, 2008, such segregated assets totaled $0 and $0, respectively. Part 30.7 of the CFTC regulations also requires Series F’s futures commission merchant to secure assets of Series F related to foreign futures trading which totaled $0 and $0 at March 31, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST II – SERIES F

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	FINANCIAL HIGHLIGHTS

The following information presents per Interest operating performance data and other supplemental financial data for the First Quarter 2009 and First Quarter 2008. This information has been derived from information presented in the financial statements.

	First Quarter 2009	First Quarter 2008
Per Interest Performance
(for an Interest outstanding throughout the entire period)

Net asset value per Interest at beginning of period	$131.60	$137.04

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions(1), (3)	(3.79)	2.00
Interest income(1), (3)	0.00	0.75
Interest expense(1), (3)	0.00	0.00
Other expenses(1), (3)	(3.48)	(3.26)

Net decrease for the period	(7.27)	(0.51)

Net asset value per Interest at end of period	$124.33	$136.53

Total Return(4)
Total return before incentive fees	(5.52)%	(0.37)%
Incentive fees	0.00%	0.00%

Total return after incentive fees	(5.52)%	(0.37)%

Supplemental Data

Ratios to average net asset value:(3)
Net investment loss before incentive fees(2), (5)	(10.69)%	(7.37)%
Incentive fees (4)	0.00%	0.00%

Net investment loss after incentive fees	(10.69)%	(7.37)%

Interest income(5)	0.00%	2.20%

Incentive fees(4)	0.00%	0.00%
Interest expense(5)	0.00%	0.00%
Other expenses(5)	10.69%	9.57%

Total expenses	10.69%	9.57%

Total returns are calculated based on the change in value of an Interest during the period. An individual Interest holder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)

Interest income per Interest, interest expense per Interest and other expenses per Interest are calculated by dividing interest income, interest expense and other expenses by the weighted average number of Interests outstanding during the period. Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per Interest with the other per Interest information.

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Includes the Trust’s proportionate share of income and expenses of WMT Campbell Pool L.L.C.
(4)	Not annualized.
(5)	Annualized.

WORLD MONITOR TRUST II – SERIES F

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	SUBSEQUENT EVENTS

Preferred re-allocated the assets of Series F to WCM Pool LLC (the “Trading Vehicle”) effective April 1, 2009. Winton Capital Management Limited (“Winton”) is the trading advisor of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures and forward contracts.

Beginning April 1, 2009, Series F is allocated its proportionate share of the Trading Vehicle’s 2.0% monthly management fee and other revenues and expenses on a pro rata basis based on Series F’s pro rata capital in the Trading Vehicle. In addition, commencing April 1, 2009, Series F, through its investment in the Trading Vehicle, pays Winton an incentive fee of 20% of “New High Net Trading Profits” (as defined in the Advisory Agreement). The incentive fee is accrued monthly and paid quarterly.

SECTION II

WMT CAMPBELL POOL L.L.C.

FINANCIAL STATEMENTS

March 31, 2009

(date of termination)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of WMT Campbell Pool L.L.C. (the “Company”) as of March 31, 2009 (date of termination) and December 31, 2008, and the related statements of operations and changes in members’ capital and financial highlights for the three months ended March 31, 2009 (date of termination). These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of WMT Campbell Pool L.L.C. as of March 31, 2009 (date of termination) and December 31, 2008, and the results of its operations and changes in its members’ capital for the three months ended March 31, 2009 (date of termination), in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

May 14, 2009

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF FINANCIAL CONDITION

March 31, 2009 (date of termination) and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS
Equity in broker trading accounts:
Cash and cash equivalents (See Note 2)	$19,885,061	$21,427,989
Interest receivable	0	669
Net unrealized gain on open contracts	0	106,860
Commodity options owned, at fair value (premiums paid $0 and $8,213 at March 31, 2009 and December 31, 2008, respectively)	0	4,691

Total assets	$19,885,061	$21,540,209

LIABILITIES
Accrued expenses payable	$65,512	$42,575
Commodity options written, at fair value (premiums received $0 and $29,526 at March 31, 2009 and December 31, 2008, respectively)	0	24,902
Commissions and other transaction fees payable	840	0
Net unrealized loss on open contracts	201,122	0
Management fees payable	34,464	39,067
Interest payable	135	0
Redemptions payable	19,582,988	64,976

Total liabilities	19,885,061	171,520

MEMBERS’ CAPITAL (Net Asset Value)
Member D	0	5,445,636
Member F	0	15,923,053

Total members’ capital (Net Asset Value)	0	21,368,689

Total liabilities and members’ capital	$19,885,061	$21,540,209

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2009 (date of termination) and December 31, 2008

	March 31, 2009		December 31, 2008
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Futures Contracts

Futures contracts purchased:
Commodities	(0.01)%	$(1,004)	(0.01)%	$(2,304)
Interest rates	0.00%	0	0.35%	75,049
Stock indices	0.00%	0	0.04%	8,766

Net unrealized gain (loss) on futures contracts purchased	(0.01)%	(1,004)	0.38%	81,511

Futures contracts sold:
Commodities	(0.20)%	(39,724)	(0.10)%	(20,498)
Interest rates	0.00%	0	(0.08)%	(17,942)
Stock indices	0.00%	0	(0.13)%	(28,194)

Net unrealized loss on futures contracts sold	(0.20)%	(39,724)	(0.31)%	(66,634)

Net unrealized gain (loss) on futures contracts	(0.21)%	$(40,728)	0.07%	$14,877

Forward Contracts

Forward contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	1.85%	$362,751	(0.55)%	$(116,795)

Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	(2.67)%	(523,145)	0.98%	208,778

Net unrealized gain (loss) on forward contracts	(0.82)%	$(160,394)	0.43%	$91,983

Net unrealized gain (loss) on open contracts		$(201,122)		$106,860

Purchased Options on Forward Contracts
Fair value on options purchased	0.00%	$0	0.02%	$4,691

Commodity options owned, at fair value (premiums paid $0 and $8,213 at March 31, 2009 and December 31, 2008, respectively)	0.00%	$0	0.02%	$4,691

Written Options on Forward Contracts
Fair value on options written	0.00%	$0	(0.11)%	$(24,902)

Commodity options written, at fair value (premiums received $0 and $29,526 at March 31, 2009 and December 31, 2008, respectively)	0.00%	$0	(0.11)%	$(24,902)

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009 (date of termination) and

For the Period January 1, 2008 to March 28, 2008 (Unaudited)

	For the Three Months Ended March 31, 2009	For the Period January 1, 2008 to March 28, 2008 (Unaudited)
REVENUES
Realized	$(285,785)	$244,605
Change in unrealized	(309,084)	124,677
Interest income	0	143,505

Total revenues	(594,869)	512,787

EXPENSES
Commissions	9,378	11,519
Interest expense	105	0
Management fees	100,487	125,595
General and administrative	67,412	49,543

Total expenses	177,277	186,657

NET INCOME (LOSS)	$(772,146)	$326,130

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2009 (date of termination) and

For the Period January 1, 2008 to March 28, 2008 (Unaudited)

	Members’ Capital
	Member D	Member F	Total
For the Three Months Ended March 31, 2009 (date of termination)

Members’ capital at December 31, 2008	$5,445,636	$15,923,053	$21,368,689

Redemptions	(289,442)	(724,113)	(1,013,555)

Net loss for the three months ended March 31, 2009 (date of termination)	(196,385)	(575,761)	(772,146)

Members’ capital before liquidating redemptions	4,959,809	14,623,179	19,582,988

Liquidating redemptions at March 31, 2009 (date of termination)	(4,959,809)	(14,623,179)	(19,582,988)

Members’ capital at March 31, 2009 (date of termination)	$0	$0	$0

For the period January 1, 2008 to March 28, 2008 (Unaudited)

Members’ capital at December 31, 2007	$7,240,815	$19,846,527	$27,087,342

Redemptions	(729,950)	(1,164,990)	(1,894,940)

Net income for the period January 1, 2008 to March 28, 2008	88,287	237,843	326,130

Members’ capital at March 28, 2008	$6,599,152	$18,919,380	$25,518,532

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Company

WMT Campbell Pool L.L.C. (the “Company”) was a limited liability company organized under the laws of Delaware on November 3, 2004, which commenced trading operations on December 6, 2004. Preferred Investment Solutions Corp. (“Preferred”) had been delegated administrative authority over the operations of the Company. On March 2, 2009, Preferred decided to terminate the Company as of March 31, 2009. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The members of the Company at the time of its termination were: World Monitor Trust II – Series D (“Member D”) and World Monitor Trust II – Series F (“Member F”) (collectively, the “Members”). The Members Capital was distributed in April 2009. Preferred is also the “Managing Owner” of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

In 2009, the Managing Owner of the Members, determined that, effective March 1, 2009, investors’ interests in the Members can only be redeemed as of the last business day of each month. Through February 27, 2009, investors were able to redeem their interests on a weekly basis. As a result, through 2008, interim period financial statements of the Company and its Members were as of the last valuation day in the last week of the period. Beginning in 2009, interim period financial statements of the Company and its Members are as of the last day of a calendar quarter.

The Company was a member-managed limited liability company that was not registered in any capacity with, or subject directly to regulation by the Commodity Futures Trading Commission (“CFTC”) or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Company entered into an advisory agreement with Campbell & Company, Inc. (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor managed approximately 100% of the assets of the Company pursuant to its Financial, Metal & Energy Large Portfolio.

Effective March 31, 2009, Preferred terminated the Agreement with the Trading Advisor and liquidated the Company. As a result, the Members redeemed their capital in the Company as of March 31, 2009 (See Note 10).

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires of the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

WMT CAMPBELL POOL L.L.C

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

The Company has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS No”). 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

Consistent with standard business practices in the normal course of business, the Company had provided general indemnifications to its Trading Advisor and others when they act, in good faith, in the best interests of the Company. The Company was unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expected the risk of having to make any payments under these general business indemnifications to be remote.

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

WMT CAMPBELL POOL L.L.C

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

The Company adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to investments required to be carried at fair value in these financial statements. The Company considered prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflected the Company’s assumptions that it believed market participants would use in pricing the asset or liability. The Company developed Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Company’s proprietary data. Level 3 inputs generally included information derived through extrapolation or interpolation of observable market data.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

March 31, 2009 (date of termination)	Level 1	Level 2	Level 3	Total
Liabilities:
Net unrealized loss on futures contracts	$(40,728)	$0	$0	$(40,728)
Net unrealized loss on forward contracts	$0	$(160,394)	$0	$(160,394)

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Commodity options owned, at fair value	$0	$4,691	$0	$4,691
Transfers in (out)	$0	$4,691	$(4,691)	$0
Net unrealized gain on futures contracts	$14,877	$0	$0	$14,877
Net unrealized gain on forward contracts	$0	$91,983	$0	$91,983

Liabilities:
Commodity options written, at fair value	$0	$(24,902)	$0	$(24,902)
Transfers (in) out	$0	$(24,902)	$24,902	$0

Preferred determined that option valuation inputs which require judgment or estimation were not material to the Company’s financial statements and therefore, commodity options owned and written, at fair value should be classified as Level 2 at December 31, 2008.

WMT CAMPBELL POOL L.L.C

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Preferred evaluated the impact of adopting FSP FAS 157-3 on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Company adopted FSP FAS 157-4 effective January 1, 2009. As required, the Company also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 and its impact on the Company’s financial statements. The adoption of these standards did not have an impact on the Company’s financial statements.

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

In April 2007, the FASB released FASB Staff Position FIN No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Preferred evaluated the impact of adopting FSP FIN 39-1 and its impact on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements.

WMT CAMPBELL POOL L.L.C

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Preferred evaluated the impact of adopting SFAS 161 on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements.

B.	Cash and Cash Equivalents

Cash includes amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of March 31, 2009 (date of termination) and December 31, 2008, restricted cash totaled $2,040,623 and $2,745,238 respectively. The Company received interest on all cash balances held by the bank and clearing brokers at prevailing interest rates.

C.	Income Taxes

The Company was treated as a partnership for Federal income tax purposes. As such, the Company was not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations were passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operated.

D.	Capital Accounts

The Company accounted for subscriptions, allocations and redemptions on a per member capital account basis. Through February 27, 2009, the Company allocated profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its Members weekly on a pro-rata basis based on each Members’ pro-rata capital in the Company during the week.

Subsequent to February 27, 2009, the Company allocated profits and losses for both financial and tax reporting purposes to its Members monthly on a pro-rata basis based on each Members’ capital outstanding during the month. Each Member was then charged with the applicable incentive fee. Distributions (other than redemptions of capital) were made at the sole discretion of the Members on a pro-rata basis in accordance with the Members’ respective capital balances. No distributions were made since inception through the termination of the Company.

In April 2009, redemptions of $19,582,988 were paid to the Members.

WMT CAMPBELL POOL L.L.C

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar; however, it transacted business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar were translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than U.S. dollars were translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized in the statements of operations.

F.	Interest Income

Interest income is recorded on an accrual basis.

Note 3.	FEES

A.	Organizational, General and Administrative Costs

Under the Company’s Organization Agreement, Preferred allocated administrative costs of the Company to the Members. Administrative costs included legal, audit, postage and other routine third party administrative costs.

B.	Management and Incentive Fees

Through February 27, 2009, the Company paid the Trading Advisor a management fee at an annual rate of 2% of the Company’s Net Assets determined as of the close of business each Friday. The sum of the amounts determined each Friday were paid monthly. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last Friday of each week were added back to the assets and there were no reductions for the weekly management fees calculated. Subsequent to February 27, 2009, the management fees was accrued and paid monthly. Additionally, the Members of the Company accrued weekly through February 27, 2009 and monthly subsequent to February 27, 2009 a quarterly incentive fee to the Trading Advisor of 22% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement).

C.	Commissions

The Company was obligated to pay all floor brokerage expenses, give-up charges and National Futures Association clearing and exchange fees incurred in connection with the Company’s commodity trading activities.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 4.	RELATED PARTIES

The Company reimbursed Preferred for services it performs for the Company, which included, but were not limited to: management, accounting, printing, and other administrative services.

The expenses incurred by the Company for services performed by Preferred for the Company were:

	First Quarter 2009	First Quarter 2008

General and administrative	$9,250	$9,930

Expenses payable to Preferred and its affiliates as of March 31, 2009 (date of termination) and December 31, 2008 were $9,250, and $10,080, respectively which are included in accrued expenses payable on the statements of financial condition.

Note 5.	INCOME TAX REPORTING

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

Note 6.	EQUITY IN BROKER TRADING ACCOUNTS

The Company deposited funds with a commodity broker subject to CFTC regulations and various exchange and commodity broker requirements. Margin requirements were satisfied by the deposit of cash with such commodity broker. The Company earned interest income on assets deposited with the commodity broker. The Company deposits funds with a prime broker. Margin requirements were satisfied by the deposit of cash with such prime broker. The Company earned interest income on assets deposited with its prime broker.

Note 7.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company were made subject to the terms of the Organization Agreement.

The Company was not required to make distributions, but could do so at the discretion of the Members. A Member can request and receive redemption of capital, subject to the terms in the Organization Agreement.

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Company was exposed to various types of risks associated with the derivative instruments and related markets in which it invested. These risks included, but were not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Company’s investment activities (credit risk).

Market Risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price.

WMT CAMPBELL POOL L.L.C

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Market Risk (Continued)

The gross or face amount of the contracts, which was typically many times that of the Company’s net assets being traded, significantly exceeded the Company’s future cash requirements since the Company intended to close out its open positions prior to settlement. As a result, the Company was generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Company considered the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Company’s commitments to purchase commodities was limited to the gross or face amount of the contract held. However, when the Company entered into a contractual commitment to sell commodities, it had to make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposed the Company to unlimited risk.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments the Company held and the liquidity and inherent volatility of the markets in which the Company traded.

Credit Risk

When entering into futures or forward contracts, the Company was exposed to credit risk that the counterparty to the contract would not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse are backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there was concentration risk on forward transactions entered into by the Company, as the Company’s forward broker was the sole counterparty.

The Company entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain (loss) included in the statements of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There could be no assurance that any counterparty, clearing member or clearinghouse would meet its obligations to the Company.

Preferred attempted to minimize both credit and market risks by requiring the Company and its Trading Advisor to abide by various trading limitations and policies. Preferred monitored compliance with these trading limitations and policies, which included, but were not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which were traded in sufficient volume to permit the taking and liquidating of positions.

WMT CAMPBELL POOL L.L.C

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2009 (date of termination) and December 31, 2008, such segregated assets totaled $(3,883,434) and $14,109,597 respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $(40,730) and $(10,876) at March 31, 2009 (date of termination) and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2009 (date of termination), all open futures contracts mature within three months.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months ended March 31, 2009 (date of termination) and for the period January 1, 2008 to March 28, 2008. This information has been derived from information presented in the financial statements.

			First Quarter 2008 (Unaudited)
	First Quarter 2009
	Member D	Member F	Member D	Member F
Total return(1)	(3.78)%	(3.78)%	1.31%	1.31%

Total expenses(2), (4)	(3.43)%	(3.43)%	(2.87)%	(2.86)%

Net investment (loss)(2),(3), (4)	(3.43)%	(3.43)%	(0.65)%	(0.67)%

Total returns and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total returns and ratios may vary from the above returns and ratios based on the timing of redemptions.

(1)	Not annualized and includes realized and unrealized gains (losses) on securities transactions.
(2)	Annualized.
(3)	Net investment (loss) represents interest income less total expenses.
(4)	Average net asset value calculated using net assets prior to liquidating redemptions at March 31, 2009 (date of termination).

Note 10.	SUBSEQUENT EVENTS

Preferred re-allocated the assets of the Members to WCM Pool LLC (the “Trading Vehicle”) effective April 1, 2009. Winton Capital Management Limited (“Winton”) is the trading advisor of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures and forward contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2009 (“First Quarter 2009”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Managing Owner” or “Preferred”), the managing owner of World Monitor Trust II – Series F (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

General

World Monitor Trust II (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”): Series D, Series E and Series F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Sixth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts, and may, from time to time, engage in cash and forward transactions. The trustee of the Trust is Wilmington Trust Company. The Managing Owner serves as the managing owner of the Trust and each Series, including Registrant. Registrant was formed to engage in the speculative trading of commodity futures, forwards and option contracts. Registrant’s fiscal year for book and tax purposes ends on December 31.

Registrant is engaged solely in the business of commodity futures, options and forward trading; therefore, presentation of industry segment information is not applicable.

In 2009, the Managing Owner determined that, effective March 1, 2009, Interests in Registrant can only be redeemed as of the last business day of each month. Through February 27, 2009, investors were able to redeem their Interests on a weekly basis on the Friday of each week.

Managing Owner and its Affiliates

Preferred has been the managing owner of Registrant since October 1, 2004.

Effective December 1, 2008, in accordance with the Fourth Amended and Restated Declaration of Trust and Trust Agreement, the Managing Owner is no longer required to maintain at least a 1% interest in Registrant. As such, the Managing Owner redeemed its entire interest in each Series in 2009.

The Trading Advisor and the Trading Vehicle

Effective December 6, 2004, the Registrant contributed substantially all of its net assets to WMT Campbell Pool, L.L.C. (the “Trading Vehicle”), a Delaware limited liability company, and received a voting membership interest in the Trading Vehicle. The Trading Vehicle was formed to function as an aggregate trading vehicle for its members. Registrant and Series D were the sole members of the Trading Vehicle. The Managing Owner is the managing owner of Registrant and Series D and had been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engaged in the speculative trading of futures, forwards and option contracts. The financial statements of the Trading Vehicle, including the condensed schedules of investments, are included in Section II of Registrant’s financial statements and should be read in conjunction with Registrant’s financial statements.

The Trading Vehicle had its own independent commodity trading advisor that made the Trading Vehicle’s trading decisions. The Trading Vehicle entered into an advisory agreement (the “Advisory Agreement”) with Campbell & Company, Inc. (the “Trading Advisor” or “Campbell”) to make the trading decisions for the Trading Vehicle and, in turn, Registrant. Campbell traded 100% of the assets of the Trading Vehicle pursuant to Campbell’s Financial, Metal & Energy Large Portfolio. The Trading Vehicle had allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Advisor. Through February 27, 2009, Registrant, through its investment in the Trading Vehicle, accrued weekly and paid monthly a management fee equal to a weekly rate of approximately 0.038% (2% annually) of the assets allocated to the Trading Advisor. Subsequent to February 27, 2009, Registrant, through its investment in the Trading Vehicle, accrued and paid monthly a management fee equal to 1/12th of 2% (2% annually) of the assets allocated to the Trading Advisor. The Registrant also paid the Trading Advisor an incentive fee of 22% of “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Vehicle. Through February 27, 2009, incentive fees were accrued weekly and paid quarterly in arrears. Subsequent to February 27, 2009, incentive fees were accrued monthly and paid quarterly in arrears.

Effective March 31, 2009, Preferred terminated Campbell as the Registrant’s Trading Advisor, withdrew the Registrant as a member of the Trading Vehicle and terminated the Trading Vehicle. Effective April 1, 2009, the Registrant’s assets were re-allocated to WCM Pool LLC. Winton Capital Management Limited, a company registered in England and Wales (“Winton”), is the trading advisor of WCM Pool LLC and trades pursuant to Winton’s Diversified Program.

All references herein to Registrant’s relationship with the Trading Advisor and Trading Vehicle shall, unless the context states otherwise, refer to Registrant’s relationship with Campbell and WMT Campbell L.L.C. through March 31, 2009 and to the Registrant’s relationship with Winton and WCM Pool L.L.C subsequent to March 31, 2009.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report for the year ended December 31, 2008 (“Registrant’s 2008 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2008.

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

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters and or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Registrant has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. All tax years which are statutorily open are subject to examination by the appropriate taxing authorities. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. The adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in Registrant’s financial statements. $0.00 or 0.00% of Registrant’s investments at March 31, 2009 are classified as Level 1, Level 2 and Level 3 using the fair value hierarchy of SFAS 157. $0 or 0.00% of the Registrant’s investments at December 31, 2008 are classified as Level 1 or Level 3 and $15,923,053 or 100.00% are classified as Level 2 using the fair value hierarchy of SFAS 157.

Investments classified as Level 2 and Level 3 under SFAS 157 represent the Registrant’s investment in the Trading Vehicle. Through February 27, 2009 investment in the Trading Vehicle was valued weekly at the net asset value as reported by the Trading Vehicle. Subsequent to February 27, 2009, investment in the Trading Vehicle was valued monthly at the net asset value as reported by the Trading Vehicle. The Trading Vehicle’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 and Level 2 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain assets and liabilities which require management judgment or estimation were not material and therefore, Registrant’s investment in the Trading Vehicle should be classified as Level 2 at December 31, 2008. A table presenting the changes in the Level 3 fair value category for the period January 1, 2008 to March 28, 2008 is provided in Note 5 of the Registrant’s financial statements. Of the $237,843 gain for the period January 1, 2008 to March 28, 2008 reported on Level 3 investments in Note 5, of Registrant’s financial statements, $91,512 represents a change in unrealized gain allocated from the Trading Vehicle on the Registrant’s condensed statements of operations.

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. Registrant adopted FSP FAS 157-4 effective January 1, 2009. As required, the Registrant also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred, as Managing Owner of Registrant, evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2, and its impact on Registrant’s financial statements. The adoption of these standards did not have an impact on Registrant’s financial statements.

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

Liquidity and Capital Resources

Registrant commenced operations on March 1, 2000. Additional contributions were raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests”) and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant. Registrant’s Interests were offered until it substantially achieved its subscription maximum of $50,000,000 Limited Interests in July 2003.

Effective March 1, 2009, Interests in the Registrant can only be redeemed as of the last business day of each month. Through February 27, 2009, Investors were able to redeem their Interests on a weekly basis on the Friday of each week. For the First Quarter 2009 and January 1, 2008 to March 28, 2008 (“First Quarter 2008”), subscriptions of Limited Interests and General Interests were $0 and $0, respectively.

For the First Quarter 2009, redemptions of Limited Interests and General Interests were $738,696 and $157,272, respectively. For the First Quarter 2008, redemptions of Limited Interests and General Interests were $833,617 and $10,569, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Limited Interests may no longer be exchanged for Limited Interests in Series D or Series E, nor may Limited Interests in Series D or Series E be exchanged for Limited Interests in Registrant.

At March 31, 2009, with the termination of the Trading Vehicle, 0.00% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities through its investment in the Trading Vehicle, Registrant owned (through its investment in the Trading Vehicle) such liquid assets to be used as margin. The clearing broker and bank credit the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures, forwards and option contracts (through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures, forwards and option contracts, see Note 7 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2009 and First Quarter 2008:

First Quarter 2009

Many of the same economic problems that faced the US economy in the last months of 2008 were still apparent in the first three months of 2009 as President Obama was inaugurated. However, as the quarter progressed, there was at least a glimmer of hope, particularly in March. The “fear factor” was still very much in place, but to a somewhat lesser degree than at the start of the year. The major feature of the first quarter was a series of massive liquidity additions from the Federal Reserve (the “Fed”) as they spent, lent or guaranteed $12.8 trillion. Also, the Fed announced they would buy significant quantities of Treasury paper going forward, resulting in the worst quarter for US Treasuries since 1996, as the Merrill Lynch Master Index plunged.

US economic data during the first quarter can only be described as bleak, as neither housing nor employment showed signs of imminent improvement. The Unemployment Rate rose to over 8.1% at the end of the quarter and payroll fell by an additional 650,000 in March as the economy lost over 5 million jobs since the US recession began. Housing Starts showed improvement in February, rising over 20% after it dropped nearly 40% in the three preceding months. Industrial production recorded consecutive months of decline through the first quarter. The latest fourth quarter Gross Domestic Product (“GDP”) revision came in at -6.3%, which is the worst in nearly three decades. The consumer held retrenched as Retail Sales fell 1.1% in March, were off 1.2% for the quarter and down 9.4% in the past twelve months.

Europe and Asia experienced a quarter similar to the US, with the exception of China. China’s GDP projections, however, were downgraded by almost 2%. As in the US, foreign central banks engaged in massive liquidity additions and bank bailout initiatives. The UK was particularly aggressive as the Bank of England cut its key lending rate to a record low 0.5% and announced an unprecedented plan to buy 75 billion pounds of commercial paper. The European Central Bank cut rates consistently throughout the quarter but at a less aggressive pace, despite anemic economic conditions. Concerns surrounding the health of the Eastern European banking sector lingered as the quarter concluded. Japan’s recession worsened materially during the first quarter, even as the Bank of Japan engaged in three liquidity-adding measures. Japan appears to be behind both the US, UK and Western Europe in its economic recovery mode. Australia and New Zealand suffered as the leading economic index for Australia hit a 26-year low in February.

Currencies: The Dollar Index ended March down overall. However, the dollar continued as the currency of choice on a flight-to-safety basis, despite noises from China and Russia regarding a proposed new global currency. The Obama administration quickly emphasized a continued policy for a strong dollar. During the quarter, the euro gained ground to the pound, while the US dollar advanced versus both. At one point, sterling was under $1.38 before ending the quarter at approximately $1.44, as the UK economy holds a basket case, led by plunging house prices. The yen periodically attracted flight-to-safety demand but that steadily lessened as the quarter developed. Japanese GDP continued to retract and there were few apparent inflationary pressures, while technical indicators pointed to modest additional weakness for the yen vs. the dollar and euro. The Australian and New Zealand dollars scored gains to both the yen and dollar to cap the quarter.

Energies: Crude ended the quarter at almost $50 per barrel, an 11% overall gain, as the market appeared to run into resistance at that level. At one point in early February, crude was down over 23% year-to-date before rallying 12% in the final week of the month. Crude closed March with a double-digit gain, clearly aided by the global equity rally. Demand destruction is still apparent with the latest data showing declines in consumption. OPEC’s member compliance appeared to hold, although there were rumblings of possible erosion. Reformulated gasoline prices edged up in March as gasoline at the pump rose. Natural gas inventories remained well above 5-year averages, which drove prices lower to close the quarter.

Indices: March proved to be the best month for US equities since 2002. However, the overall quarterly result was not pretty as the Dow Jones fell an overall approximate 13.3%. Only three of thirty components ended the period with higher prices; IBM, Home Depot and Intel. The NASDAQ lost over 3% for the quarter and the broad based S&P 500 fell over 11%. After being a severe drag on the market for months, financial and banking issues led a late first quarter rally. Asian and European equities experienced an overall positive March but, as in the US, lost ground for the quarter. The key European markets, FTSE, DAX and CAC ended the quarter down overall 10%, 17% and 15%, respectively. The leading Asian equity indices, the Nikkei and Hang Seng, ended the quarter down 14% and 6%, respectively. Korea’s Kospi ended the period with an overall 5% gain as buyers were encouraged by liquidity measures to aid the Korean economy. Australia and New Zealand both scored gains in March, however they suffered quarterly losses. Russia broke a six month losing streak with an approximate 27% surge to cap the quarter.

Agriculturals: Compared to the year-end rally seen in December 2008, during the first quarter of 2009, the agricultural markets saw both price and participation decline. The drop in Open Interest was the most notable, especially given its relative levels, as compared to historical pricing. In all of the four major markets, corn, soybeans, wheat and cotton, the Open Interest fell to the lowest levels seen since 2005. Prices, however, remained well above both comparative and historical norms and only the cotton market showed a resemblance to its historic norm during the quarter.

Metals: Copper rebounded in January despite a huge rise in inventories. Aluminum did not fare as well, losing over 10% following evidence of increased Chinese exports. Zinc and nickel experienced losses within the DJ AIG Index as both saw huge increases. Gold continued upwards through February as a steady pattern of flight-to-safety demand continued to emanate from plunging global equity values and the severe global banking crisis. Silver followed gold’s pattern and realized a positive overall February. Platinum and palladium posted gains for February as well. As for base metals, increased Chinese demand drove prices higher for copper and zinc. However, sluggish global steel demand persists for nickel with few indications of imminent improvement. Following four consecutive monthly gains, gold fell slightly in March. The metal was hurt toward month-end by a firmer US dollar as well as reduced flight-to-quality demand. A rally in global equities and benign global inflation data also contributed to lower performance. Physical demand outside of jewelry remained strong, with the notable exception of India where imports were flat in March. Silver traded in a volatile pattern and ended March with overall losses. Copper staged a limited rally in March and posted overall gains, attributable to China’s inventory stockpiling. Aluminum, zinc and lead posted gains in March as nickel prices fell modestly.

Softs and Livestock: In January, coffee rose over 8% within the DJ AIG Index, despite some end-of-month producer selling. Crop concerns surrounding Colombia and Central America were among the supportive factors. Coffee and cocoa prices both edged up in March. In January, sugar turned in solid performance, gaining over 6.5% within the DJ AIG Index and extended its rally into February. Cattle prices fell seven consecutive months within the DJ AIG Index on poor US demand and weak exports but rose finally in March. Live hogs rose over 3% in January on rumors of increased Russian purchases but fell again in February and March due to high corn prices and weak demand.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for First Quarter 2009 and First Quarter 2008 are presented below.

First Quarter 2009

Currencies: (-) Registrant experienced the majority of its gains in the Swiss franc and Australian, US and Canadian dollars. The largest losses were incurred in the Singapore dollar, Japanese yen, British pound and euro.

Energies: (-) Registrant experienced gains in natural gas. The largest losses were incurred in Brent crude, crude oil, gas oil and reformulated gasoline.

Indices: (-) Registrant experienced the majority of its gains in the DJ STOXX and the CAC. The largest losses were incurred in the IBEX, Hang Seng, Nikkei, SIMEX and the FTSE.

Interest Rates: (-) Registrant experienced a majority of its gains in Euribor, Japanese Government Bonds, London Gilt and the German Bund. The largest losses were incurred in Australian bills and notes, Treasury Notes and German Bobl.

Metals: (-) Registrant experienced losses in gold, copper, zinc and nickel.

First Quarter 2008

Currencies: (+) Registrant experienced the majority of its overall gains in the euro, the Swiss franc and British pound sterling. The Singapore dollar and Mexican peso also added to profits. The largest losses were incurred in the Japanese yen, New Zealand dollar and Australian dollar.

Energies: (-) Registrant experienced losses in crude oil and natural gas. Small gains were achieved in gas oil and brent crude.

Indices: (+) Registrant experienced the majority of its overall gains in the Pacific Rim and Europe, specifically the DAX and FTSE 100 and the Nikkei and All Ordinaries. The majority of losses were experienced in the NASDAQ 100, the Hang Seng and the Taiwan SIMEX.

Interest Rates: (-) Registrant experienced a majority of its losses in the German 2-year Bonds, Euribor, German Bund, and Short Sterling. Gains were seen in Australian Bank Bills, Japanese Government Bonds, US Treasury Bonds and British Gilts.

Metals: (+) Registrant experienced gains in copper. Losses were incurred in zinc.

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of March 31, 2009 was $124.33, a decrease of 5.52% from the December 31, 2008 Net Asset Value per Interest of $131.60. The Net Asset Value per Interest as of March 28, 2008 was $136.53, a decrease of 0.37% from the December 31, 2007 Net Asset Value per Interest of $137.04. Past performance is not necessarily indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees during First Quarter 2009 and First Quarter 2008 were approximately $(444,000) and $270,000, respectively.

Registrant’s average net asset level decreased during the First Quarter 2009 in comparison to the First Quarter 2008 primarily due to negative trading performance and redemptions. Registrant’s average net asset level decreased during the First Quarter 2008 in comparison to the First Quarter 2007 primarily due to negative trading performance and redemptions.

Interest income is earned on the average daily equity maintained in with the clearing broker and bank at competitive interest rates and, therefore, varies according to interest rates, trading performance and redemptions. Interest income decreased by approximately $105,000 during First Quarter 2009 as compared to First Quarter 2008 primarily due to declining interest rates and decreased average net asset levels as discussed above. Interest income decreased by approximately $227,000 during the First Quarter 2008 as compared to First Quarter 2007 primarily due to declining interest rates and reduced average net asset levels as discussed above.

Through February 27, 2009, administrative services and other transaction fees were calculated on Registrant’s Net Asset Value at the end of each week, and therefore, varied according to weekly trading performance and redemptions. Subsequent to February 27, 2009, administrative services and other transaction fees are calculated on Registrant’s Net Asset Value at the end of each month, and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Administrative services and other transaction fees decreased by approximately $54,000 in First Quarter 2009 as compared to First Quarter 2008 primarily due to reduced average net assets levels as discussed above. Administrative services and other transaction fees decreased by approximately $165,000 in First Quarter 2008 as compared to First Quarter 2007 primarily due to reduced average net asset levels as discussed above.

Through February 27, 2009, management fees were calculated on the Net Asset Value of Registrant’s investment in the Trading Vehicle at the end of each week, and therefore, were affected by weekly trading performance and redemptions. Subsequent to February 27, 2009, management fees are calculated on the Net Asset Value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees decreased by approximately $17,000 during the First Quarter 2009 as compared to First Quarter 2008, primarily due to reduced average net asset levels as discussed above. Management fees decreased by approximately $52,000 during the First Quarter 2008 as compared to First Quarter 2007 primarily due to reduced average net asset levels as discussed above.

Through February 27, 2009, incentive fees were based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, accrued weekly and were ultimately determined as of the close of business on the last Friday of each calendar quarter. Subsequent to February 27, 2009, incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, accrued monthly and are ultimately determined as of the last day of each calendar quarter. No incentive fee was earned during First Quarter 2009 and First Quarter 2008.

General and administrative expenses were approximately $109,000 and $81,000 in First Quarter 2009 and First Quarter 2008, respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Average Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses), such amounts are borne by the Managing Owner and its affiliates. For the First Quarter 2009, these limits were exceeded and the Managing Owner had borne expenses of approximately $4,800. No such expenses exceeded these limits during the First Quarter 2008.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2009, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor through its investment in the Trading Vehicle and administrative services and other transaction fees payable to the Managing Owner are calculated as a fixed percentage of the Trading Vehicle’s and Registrant’s Net Asset Value, respectively. Incentive fees payable by Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of the Registrant “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1 and 3 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of the end of the period covered by this report. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of the end of such period, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending by or against Registrant or the Managing Owner, or to which Registrant or Managing Owner was a party during the period covered by this Report.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits:

10.1	WCM Pool LLC Organization Agreement dated November 20, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, File No.000-32689, filed on March 2, 2009)
10.2	Amendment No. 1 to WCM Pool LLC Organization Agreement dated March 30, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, File No.000-32689, filed on March 2, 2009)
10.3	Amendment No. 2 to WCM Pool LLC Organization Agreement dated March 31, 2009 (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K, File No.000-32689, filed on March 2, 2009)
10.4	Advisory Agreement by and among WCM Pool LLC Preferred Investment Solutions Corp. and Winton Capital Management Limited dated November 20, 2006 (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K, File No.000-32689, filed on March 2, 2009)
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

[Remainder of page intentionally left blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST II – SERIES F

By:	Preferred Investment Solutions Corp.,
its managing owner

	By:	/s/ Kenneth A. Shewer	Date: May 14, 2009
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: May 14, 2009
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)